Form 10-Q
period 1995-04-30
THERMWOOD CORP
filed 1995-06-12
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                          "Washington, D. C.  20549 "





		                                 Form 10-Q



               		Quarterly Report Pursuant To Section 13 or 15 (d)
		                    of the Securities Exchange Act of 1934



                    		"For quarter ended April 30, 1995 "
		                     	Commission file number 0-12195



                         			THERMWOOD CORPORATION
       	   	(Exact name of Registrant as specified in its charter)



INDIANA                                   							35-1169185
(State or other jurisdiction of						           (I.R.S. Employer
incorporation or organization)			           				Identification No.)



"P. O. Box 436, Dale, Indiana "						                 	  	47523
(Address of principal executive offices)        								(Zip Code)


"    Registrant's telephone number, including area code: 812-937-4476 "


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


"Common Stock, no par value, 5,149,546 shares outstanding as of April 30, 1995"

                              THERMWOOD CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
 Item 1.

                      	Three Months Ended       		  	Nine Months Ended
		                          April 30	                 			 April 30
	                       	1995	        	1994		      1995	           	1994

SALES                   	   "$3,586,361 "$2,880,153 "$9,987,304"	"$7,928,657"
  Less commissions		           "394,963"  	"225,422"	 1,115,561"   	"703,637"

NET SALES        	          	"3,191,398" "2,654,731"	"8,871,743" 	"7,225,020"

COST OF SALES              		"1,919,245" "1,669,963"	"5,417,245" 	"4,798,576"

GROSS PROFIT               		"1,272,153"  	"984,768"	"3,454,498"  "2,426,444"

" MARKETING, ADMIN  "
  AND GENERAL EXPENSES         "903,228"  	"684,958"	"2,416,840" 	"2,212,946"

OPERATING PROFIT             		"368,925"  	"299,810" "1,037,658"	  	"213,498"

OTHER INCOME (EXPENSE)

  Interest expense -
    related party               "-1,717"	   "-3,539"   	"-6,570"  	"-130,723"

  Interest expense - other  	 	"-71,619"	  "-74,579" 	"-215,867"   "-213,524"
  Other 		                      "-8,446"    	"2,850"	  	"14,391"    	"11,415"

      Total Other Income
       (Expense)               "-81,782"	  "-75,268"	 "-208,046" 		"-332,832"

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX  	"287,143"	  "224,542" 		"829,612" 		"-119,334"

  Income taxes                 		"9,900"        		0	   	"14,900"	        	0

EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS      		"277,243"	  "224,542"	 	"814,712" 		"-119,334"

  Earnings from discontinued
     operations                     		0	   	"28,138"        		0	    	"61,778"

NET EARNINGS (LOSS)         	 "$277,243   "$252,680 "	"$814,712 "		"$-57,556"

Average number of common
 shares outstanding	        	"5,149,546 "5,149,546"	 "5,149,546"		"5,149,546"

Earnings (loss) per common share: 	0.04	     	0.03      	 	0.10    	 	-0.03

See notes to financial statements.

                             THERMWOOD CORPORATION
                            CONDENSED BALANCE SHEETS
(Unaudited)
	 							                                            April 30		  July 31
	                                                     1995	      	1994
ASSETS
Current Assets
 Cash	                                            $	 152,540"	   $    9,707"
 Accounts receivable                            		"1,306,783"	    	"681,347"
 Inventories--Note B	                            	"3,309,603"    "2,844,057"
 Prepaid expenses	                                 	"204,420"	    	"271,383"

    Total Current Assets                        		"4,973,346"    "3,806,494"

Property and Equipment   (Net of
 Accumulated Depreciation)	                      	"1,330,032"    "1,410,276"

Other Assets	                                      	"190,393"    		"200,795"

    Total Assets	                               	"$6,493,771"   "$5,417,565"

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable	                              	"$  961,459"   "$  928,834"
 Accrued liabilities                              		"682,627"	    	"731,372"
 Customer deposits	                                	"940,907"     	"369,205"
 Current portion of long-term liabilities          		"52,360"     		"70,815"

         Total Current Liabilities	              	"2,637,353"    "2,100,226"

Long-term Liabilities - less current portion
 Capital lease obligations                         		"23,172"     		"27,359"
" Bonds payable, net of unamortized discount"	   	"1,844,918"    "1,834,382"

     Total Long-term Liabilities                		"1,868,090"    "1,861,741"

Shareholders' Equity
"   Preferred Stock, no par value, 2,000,000"
"   shares authorized, 1,000,000 shares "
   issued and outstanding	                       	"3,437,120"    "3,437,120"

"   Common stock, no par value, 20,000,000"
"     shares authorized, 5,149,546 shares"
     issued and outstanding                     		"8,988,897"    "8,988,897"
   Accumulated deficit	                        	"-10,437,689	"  -10,970,419"

         Total Shareholders' Equity             		"1,988,328"  		"1,455,598"

Total Liabilities and Shareholders' Equity	     	"$6,493,771"	 	"$5,417,565"

    See notes to financial statements.




                                   THERMWOOD CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

         	                                      	Nine Months Ended April 30
	                                                  	1995           		1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	                           	"$814,712"     		"$-57,556"

Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
   Depreciation and amortization	               	"213,984"        "204,222"
   Amortization of deferred gain                        0		        "-8,442"
   Amortization of bond discount                		"20,555"	       	"30,822"

   Changes in operating assets and liabilities:
    Accounts receivable                       		"-625,436"      		"161,670"
    Inventories	                               	"-465,546"     		"-129,456"
    Prepaid expenses	                            	"66,963"	      	"107,531"
    Net assets of discontinued operations	             	0	        	"18,040"
    Other assets	                                	"-4,865"           		360
    Accounts payable                            		"32,625"      		"-97,706"
    Accrued liabilities	                        	"-48,746"	     	"-199,883"
    Customer deposits	                          	"571,702"      		"170,786"

Net cash provided by operating activities      		"575,948"      		"200,378"

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of fixed assets                               		0	         	"8,053"
   Purchases of property and equipment	         	"-96,563"	      	"-58,330"

Net cash used by investing activities          		"-96,563"	      	"-50,277"

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
    obligations and long-term debt	             	"-54,570"	      	"-56,393"
   Payment of dividends on preferred stock     	"-281,982"	     	"-117,111"

Net cash used by financing activities         		"-336,552"     		"-144,226"

Increase (decrease) in cash                    		"142,833"	      	"-23,403"
"Cash, beginning of period"                      		"9,707"       		"26,034"

"Cash, end of period"                        	 	"$152,540"	    	 "$  2,631"

ADDITIONAL INFORMATION:
Interest paid	                                 	"$200,438"     		"$321,644"
Income taxes paid	                             	"$  2,500"        $    		0

Assets acquired under capital lease	           	"$ 31,929"	       $     	0

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS:

Note A - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1994 and Form 10-Q for the quarter ended April 30, 1994."

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1995."

Note B - Inventories

"Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                             		 April 30 		    July 31
                                                 	1995	      	   1994

Components of inventory
 Work in process                           		"$1,638,712"   "$1,273,080"
 Raw material	                               	"1,566,209"  		"1,498,609"
 Finished goods	                               	"104,682"     		"72,368"

Total	                                      	"$3,309,603"	 	"$2,844,057"

Note C - Reclassifications

Certain amounts presented in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings (Loss) per Share

Earnings (loss) per share is based on net earnings
 (loss) less preferred stock dividends and the weighted average number of shares of common stock outstanding.
 Shares contingently issuable in connection with stock options and warrants and convertible subordinated debentures have been excluded as their impact on the net earnings (loss) per share would not be dilutive.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

"Net sales for the quarter ended April 30, 1995 were $3,191,398 an increase of 20.22% over the third quarter net sales in fiscal 1994 and an increase of 11.43% over the second quarter of fiscal year 1995. Net sales for the nine months of the current fiscal year were $8,871,743, an increase of $1,646,723, or 22.79%, from last year's nine-month period.

"Gross profit for the current quarter was $1,272,153, an increase of 29.18% over the third quarter last year and an increase of 13.82% over the second quarter of 1995.
 Gross profit for the nine months ended April 30, 1995 was an increase of $1,028,054, or 42.37%, over the same period of fiscal year 1994. Margin as a percentage of sales was 39.86% compared to 39.03% for the second quarter of 1995 and 37.09% during the third quarter of fiscal year 1994 and increased from 33.58% to 38.94% for the nine-month periods ended April 30, 1994 and 1995, respectively.

The higher gross margin for the third quarter of fiscal
 1995 and reduced interest costs (due to the restructuring discussed below) resulted in income from continuing operations of $287,143, an improvement of $62,601 over a profit of $224,542 for the same period in fiscal year 1994. The cost of sales increase of approximately 15% from the third quarter of fiscal year 1994 was due primarily to proportionately increased sales of approximately 20% during the same period.

"Research and development, marketing and administrative and general expenses for the third quarter of fiscal year
 1995 increased approximately 32% over the third quarter of fiscal year 1994 and increased approximately 9% for the nine-month period ended April 30, 1995, compared to the same period in fiscal year 1994. Included in these numbers is a profit bonus paid to employees which was not paid during the first three quarters of fiscal year 1994. If this bonus were excluded, research and development, marketing, administrative and general expenses would actually have decreased by approximately $85,000 from the quarter ended April 30, 1994 and $122,000 from the nine months ended April 30, 1994."

"Interest expense in the third quarter of fiscal year 1995 was $73,336, a decrease of 6.12% from $78,118 for the same quarter last year and an increase of approximately 1% over the second quarter of fiscal year 1995. For the nine-month period ended 1995, interest expense was $222,437 compared to $344,247 for the same period of fiscal year 1994, a decrease of approximately 35%. This lower level is due primarily to a reduction of approximately $3.4 million in current and long-term debt from a related party which was converted to Preferred Stock in the second quarter of fiscal year 1994.

"The net earnings in the third quarter of fiscal year 1995 were $277,243, an increase of 9.72% over the third quarter of fiscal year 1994. For the nine-month period ended
 April 30, 1995, net earnings increased by $872,268 over the net loss of $57,556 for the first nine months in fiscal year 1994. "

"On November 18th, 1993, the Company entered into an agreement with its major creditor, who is also a director, to convert approximately $3.4 million in current and long-term debt to preferred stock. This conversion has significantly improved the Company's balance sheet by reducing liabilities by $3.4 million and increasing shareholders' equity by the same amount.

Liquidity and Capital Resources

"At April 30, 1995, the Company's working capital was
 $2,335,994 compared to $1,706,268 at July 31, 1994.
 This increase was primarily due to cash provided by operations and improved operating results. Inventory levels were increased to support the backlog covering the shorter production period and faster turnaround of low-cost standard machines now focused upon by the Company.

"Backlog increased during the third fiscal quarter ended
 April 30, 1995 to $1,895,000 compared to $1,595,000
 at the end of the preceding quarter. "

                          THERMWOOD CORPORATION
			                           		FORM 10Q
			                         	   4/30/95

    PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:

             None.


    ITEM 2.  CHANGES IN SECURITIES:

             None.


       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         a.  None.

         b.  Not applicable.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

             None.


    ITEM 5.  OTHER INFORMATION:

            None.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibits.  None.

         b.  Reports on Form 8-K.  None were filed during the quarter.

SIGNATURES

"   Pursuant to the requirements of the Securities Exchange
    Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMWOOD CORPORATION
(Registrant)


    Date____________ By__________________________________________
                       Kenneth J. Susnjara
                       President (Principal Executive Officer)


    Date____________ By__________________________________________
                      Rebecca F. Fuller
                      (Treasurer (Principal Financial Officer)