Form 10-K
period 1995-07-31
THERMWOOD CORP
filed 1995-10-26
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
              Washington D.C.  20549

                    FORM  10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31,  1995

          Commission file number  0-12195
               THERMWOOD CORPORATION
   (Exact name of registrant as specified in its charter)

     INDIANA                       35-1169185
     (State of incorporation)      (IRS Employer Identification number)

Old Buffaloville Road
P.O. Box 436
Dale, Indiana                                47523
(Address of principal executive offices)   (Zip Code)

                         (812) 937-4476
    (Registrant's telephone number including area code)
                       ______________

Securities registered pursuant to Section 12 (b) and 12 (g) of the Act:

Shares of Common Stock without par value

Indicate by check mark whether the Registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months  (or  for
such  shorter  period  that  the  Registrant   was
required  to file such reports), and (2) has  been
subject  to such filing requirements for the  past
90 days.  Yes [X]    No [   ]

Indicate  by  mark  if  disclosure  of  delinquent
filers  pursuant to Item 405 of Regulation S-K  is
not  contained herein, and will not be  contained,
to   the   best  of  registrant's  knowledge,   in
definitive   proxy   or   information   statements
incorporated by reference in Part III of this form
10-K or any amendment to this Form 10-K.     [ ]

The  aggregate  market value of the  voting  stock
held  by  non-affiliates  of  the  Registrant   at
October  25, 1995 based upon the closing price  of
the  Registrant's Common Stock as reported on  the
American    Stock   Exchange   was   approximately
$12,795,144.

The  number of the Registrant's shares  of  Common
Stock outstanding as of October 25, 1995 was 5,850,546 shares.

Documents Incorporated by Reference :

Exhibits to Registrant's Registration statement on
Form S-1 (No. 2-87641) filed under  the Securities
Act  of  1933  and effective April 12,  1984,  its
Registration Statement on Form  8-A   filed  under
the Securities Act of 1934 and Current Reports filed on form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No.
33-54756) which became effective on February 22, 1993, and amended as of July 14 1995, and its Forms 10-K for the years ended July 31, 1991, July
31, 1992, July 31, 1993 and July 31, 1994.


                     PART   I


Item   1.   Business

General

The Company develops, manufactures and markets all
of  its products.  Its operations are divided into
a  number  of  different  areas.   The  production
organization,   which  is  responsible   for   all
manufacturing,  is  directed  by  the   Production
Manager.   Product and production  engineering  is
directed  by  the  Vice President of  Engineering.
The  Machining  Products Division is   responsible
for the sale of the Company's automated industrial
equipment  which includes the CARTESIAN  5  System
and wood carving robots.  This division is managed
by  a  Vice  President.   The  Technical  Services
Division is responsible for selling as well as providing technical services and is managed by the Vice President of that Division. In addition, there is a marketing group which is managed by the Company's President and a research and development group which is supervised by the Vice President of Engineering. Each sales division is treated as a separate profit center and is generally charged for the production, marketing, and research and development resources it uses to support its operations.

Industry Background

Flexible Automation

Prior  to the availability of microprocessor-based
machinery  control systems, there  were  only  two
alternatives to automating the industrial process:
a  manual  operation  using humans  to  manipulate
tools;  or  "hard automation" employing  dedicated
automatic  machinery.   High  initial   cost   and
limited  flexibility  have  made  hard  automation
suitable  only  for applications  involving  large
volumes  of  identical parts.  Smaller volumes  of
parts  were traditionally produced by using  human
labor,   hand  tools  or  machine  tools  operated
manually.

In   today's  marketplace,  competitive  pressures
demand  a  greater  variety of products.   Due  to
demographic  and  economic factors,  neither  hard
automation  nor  manual  labor  appears  to  be  a
feasible   means  of  meeting  this  manufacturing
requirement.

The  gap between hard automation and manual  labor
is currently being filled by a variety of flexible
automation  equipment.  This  equipment  is  often
better suited to small and medium volumes of parts
and  is  usually designed to perform a  number  of
tasks   utilizing   the  same  computer-controlled
machine.

Flexible automation equipment is manufactured in a
variety  of  forms  and  addresses  a  number   of
applications.  Specific markets have developed for
certain  classes  of equipment with  a  number  of
vendors  offering products in each of these  niche
markets.   Many  vendors, including  the  Company,
build  products  which  service  several  of   the
markets.

Flexible automation equipment is more economically
feasible  during  times when increased  production
capacity  is  required or when older, obsolete  or
otherwise  less  competitive  equipment  is  being
replaced.   Accordingly, demand for this equipment
usually   increases  during  periods  of  economic
growth and decreases during periods of economic recession.

Machine Control Systems

There  are  two types of control systems  used  to
program and operate industrial robot devices.  One
uses a "lead through teach" method and stores  the
information on a continuous path format.  In  this
method, the drive system is disconnected from  the
movable parts of the machine.  The machine is then
moved  through the desired motions.  The  position
of  the  machine is sampled many times per  second
and   this   information  is   recorded.    During
operation, these motions are replayed.

The  second type is the Computer Numerical Control
("CNC")   system.   This  system  uses   sets   of
instructions appearing in blocks, each  containing
information  concerning a particular  movement  of
the    machine.    In   operation,   the   machine
sequentially  executes each block of instructions.
For example, blocks can include movements such as straight lines, arcs and circles, or can be used to turn certain machine functions on or off.

CNC systems are also used to control the movements
of  other  automated industrial  equipment.   This
type  of  system differs from the older  Numerical
Controls ("NC") in that a CNC system contains  one
or  more  computers  within the control  mechanism
providing  more  capability than  an  NC  control,
which   lacks  a  computer  and  simply   executes
instructions developed elsewhere.

Programming a CNC system can be accomplished in  a
variety  of  ways.   These include  inputting  the
block  of  information directly into  a  terminal,
generating  programs  using  a  computer   and   a
computer aided design/computer aided manufacturing
(CAD/CAM)  system, and moving  the  machine  to  a
position   and  having  the  machine's  controller
create the block of instructions.

Products

Automated Industrial Equipment

The  CARTESIAN 5 machining systems are high  speed
computer  controlled,  fully  automatic  machining
centers.  These centers are designed to perform  a
variety of tasks such as routing and shaping  wood
parts,   trimming  of  three  dimensional  plastic
parts,  machining of aluminum honeycomb,  drilling
and   high   speed  machining  of  aluminum   both
vertically  and  horizontally,  mortising   (i.e.,
cutting square holes in furniture), and sawing and squaring (i.e., cutting inside square corners).
They generally operate over larger table areas and at higher speeds than do conventional machine tools but cannot machine the heavy materials and large cross sections that standard machine tools are capable of doing.

The  CARTESIAN  5  systems utilize  the  Company's
proprietary SuperControl system and consist of one
or  more high speed cutting, drilling or machining
heads  and  related tooling which  move  around  a
table under computer control to perform programmed
operations.  There are two basic types of systems,
one where the table is fixed and the cutting heads
move  both left and right and back and forth,  and
the other where the table moves back and forth and
the  cutting heads move only left and right.  Both
systems  permit the heads to reach all  points  on
the table.  Cutting is accomplished by metal bits,
drills, blades and water jets.  Additional motions
or  axes, which permit the head to both pivot  and
rotate,  can  be installed, thereby  making  three
dimensional  cuts.  Multiple and  varying  cutting
and drilling heads can be added, allowing a number
of    different   machining   operations   to   be
accomplished in a single cycle or multiple parts to be machined simultaneously.

Currently  the  Company  markets  seven   standard
CARTESIAN   5   systems  of  varying   sizes   and
capabilities  which  are  generally   offered   as
standard  designs.   Because  a  number  of  table
sizes,  configurations, tooling and other  options
are   available,   most  of  these   designs   are
combinations of standard components rather than totally new designs.

The  CARTESIAN 5 systems are utilized  principally
in   the   woodworking,  plastics,   boating   and
automotive industries.  In prior fiscal years  the
Company  has marketed large, completely customized
machines,  primarily  to the  aerospace  industry.
During   the   1994   fiscal  year   the   Company
discontinued  marketing  and  building  customized
machines.    The  Company  currently  focuses   on
standard  machines in an effort to  produce  these
products  more  efficiently  and  at  lower  cost.
Current   prices   to   end   users   range   from
approximately $49,000 to over $200,000 per system.
The   average  price  of  a  standard  system   is
approximately $115,000.

Robotics Systems

Thermwood  has developed a wood carving  robot  to
automate the operation of a multi-spindle  carving
machine.   This  machine is used in the  furniture
industry to manufacture carved wood parts.  It  is
moved  manually by a highly skilled operator while
a number of cutting heads duplicate the motions in
a  panagraph machine which records the motions  of
the  human carver as he operates the machine.   It
then accurately replays these motions, duplicating
the   operator's  skill.   Once  programmed,   the
Carving Robot can be operated by a lower cost, less skilled worker.

Retail  prices  for the Carving Robot  range  from
approximately  $85,000  to  $100,000.   Based   on
current    interest   and   activity,   management
anticipates that sales of this product should increase but no assurance to that effect can be given.

SuperControl  Systems

Thermwood  designs and manufactures  its  own  CNC
systems  which  it  uses  primarily  for  its  own
automated    industrial   equipment.     It    had
manufactured two versions of the SuperControl  CNC
system, the 9100A and the 91000.  During the  1994
fiscal   year,   the   more  limited   9100A   was
discontinued.

Marketing

The market for industrial automation equipment can
be  divided into a large number of applications in
a  variety  of  industries.   Thermwood  seeks  to
produce industrial products which address specific
applications in a variety of industries.  It  also
attempts   to  provide  complete,  pre-engineered,
standard  automation systems which require  little
or  no engineering input from the end user.  These
systems   are   designed  for  easy  installation,
programming and use and may be operated and maintained by existing plant personnel without extensive training or technical background.

Thermwood's  systems  are  currently  designed  to
operate  at higher quality and reliability  levels
than  earlier  versions  of  these  products.   In
addition, the Company has striven to support these
systems  with  improved  technical  services   and
assistance.    Although   Thermwood's    marketing
strategy has involved emphasis on small to medium-sized companies, the Company has also received orders from larger companies.

The Company generally sells its products through a
network   of  dealers   supervised  by  the   Vice
President of Sales and the account managers of the
particular operating division responsible for each
product or service.    Dealers  assist the Company
in making sales and are paid on a commission basis
for  this  service.  Commissions  generally  range
from  15% to 20% of the Company's published retail
prices.   As of July 31, 1995 the Company  had  14
authorized   dealers   marketing  its   industrial
products.

Thermwood usually requires each dealer to  execute
a  non-exclusive  written agreement  with  it.   A
dealer is required to sell one machine within each
six-month   period   in  order   to   retain   its
dealership.  Most dealers  concentrate their sales
efforts  in  specific geographical  areas  and  in
particular  industries  such  as  woodworking   or
plastics,  and  sell  only one  of  the  Company's
product  lines.   However, some  market  and  sell
products to more than one industry and sell both the CARTESIAN 5 systems and the Company's line of industrial robots.

One  dealer accounted for approximately 20% of the
Company's sales for the fiscal year ended July 31,
1995.   See  Item  13. "Certain Relationships  and
Related Transactions" for information relating  to
the Company's agreement with this dealer which  is
owned by the Company's president and his wife  who
is also an officer and director.  One other dealer
accounted  for approximately 12% of the  Company's
business  during the 1995 fiscal year.   No  other
dealer  accounted for 10% or more of the Company's
business  for the fiscal year.   The loss  of  any
large   dealer  could  have a  materially  adverse
effect  on  the  Company's business.   Thermwood's
business is not seasonal.

Typically, Thermwood seeks to develop sales  leads
through advertising in trade magazines and product
exhibitions at selected trade shows.  The  Company
then  furnishes  such leads  to  dealers   in  the
geographic  area where the potential  customer  is
located.   It  also  supplies  the  dealers   with
promotional  materials and sales  aids,  including
product   literature,  a  dealer's  manual,   news
letters, press releases and advertising, technical
briefs,  sales incentive programs and video  tapes
of  product  demonstrations.  The Company  assists
its  dealers  by providing training for  them  and
their  customers.   Thermwood encourages  trainees
and potential customers to visit its manufacturing facilities where it maintains areas and machinery to demonstrate the operation and use of its products.

Technical Services

Management  believes that providing extensive  and
ongoing   technical  services  to   customers   is
essential  for  the success of small  and  medium-
sized companies.  Accordingly, Thermwood offers  a
variety   of   technical  services   through   its
Technical   Services  Division.   These   services
include    training,   installation    assistance,
preventive    maintenance   and   upgrading    and
enhancement  of installed products  as  technology
advances.   The  Technical Services Division  also
has  responsibility for the quality control of the
Company's   industrial   products   during   their
manufacture. Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market.
A toll-free service line is maintained for the use of all owners of the Company's equipment.

Thermwood does not offer its customers written service contracts. Although the Company does not provide its customers with the right to return products, this right may be implied. The Company has incurred no significant expenses or problems in servicing its products.

Product Development

Much  of  Thermwood's product  development  effort
during the last two years has been directed toward
development of a variety of cutting and  machining
heads   for  use  on  the  CARTESIAN  5  line   of
equipment. This development is continuing in an effort to broaden the capability of the equipment and thus increase market size for these products.
In addition, the Company has an ongoing program to reduce the manufacturing costs of its products and pass these reductions on to customers in the form of price decreases.

Thermwood  is  completing  efforts  to   add   the
capability  of  performing three-dimensional  wood
carving  to  its  entire  CNC  router  line.   The
resulting system is expected to produce carved wood components at a three to ten times faster production rate than the Company's current carving robot product. Management expects to offer these new capabilities within the next six months and expects sales of these new products to replace sales of the current two-dimensional carving robot product. For the fiscal year ended July 31, 1995, the two-dimensional carving robot accounted for approximately $1,020,000 or 8% of machine sales.

Development  efforts have been continuing  on  the
91000 SuperControl which is an updated version  of
the CNC control systems formerly used on Thermwood
equipment.    The  basic  system  development   is
complete and is currently being sold and shipped on the Company's equipment. Current efforts are being directed toward adding certain high-end features and capabilities.

Customers

Although  the  Company  has  sold  its  industrial
products  to  large corporations (i.e.,  companies
with  annual  sales approximating or exceeding  $1
billion),  its primary customer base is  comprised
of  small  to  medium-sized  manufacturers  (i.e.,
companies   with   annual   sales   ranging   from
approximately  $10  million to approximately  $500
million) located throughout the United States. No customer accounted for more than 10% of the Company's sales in the fiscal year ended July 31, 1995.

Thermwood   generally  requires  a  purchaser   of
industrial products to pay 30% of the sales  price
when placing the order, an additional 40% prior to
shipment and the balance within 30 days after date
of  invoice.   Charges for technical services  and
spare parts are due within 30 days after billing.

Thermwood   offers   its   customers   a   limited
warranty,  ranging from 90 days for labor  to  one
year   for   parts.   The  Company  also  provides
training   and   installation.    See   "Technical
Services" above.

Backlog

As  of  July  31, 1995, the Company's backlog  was
approximately $1,860,000 compared with  a  backlog
of  $1,280,000  as of July 31, 1994. Substantially
all of this  backlog  will  be   manufactured  and
delivered  prior   to October 31, 1995.

Backlog  figures  generally include  only  written
orders  from  customers which management  believes
are  firm and will be shipped within eight  to  12
weeks.   Approximately  90%  of  the  backlog   is
covered by down payments from customers ranging from 25% to 30%. On orders where down payments have not been required, the Company has obtained irrevocable letters of credit for payment upon proof of shipment.

Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any subsequent period.

Manufacturing and Production

The Company maintains its manufacturing facilities
in  Dale,  Indiana.  See "Property and Facilities"
below.   It manufactures its products on  a  batch
rather  than  a  continuous flow  or  conventional
production  line basis.  Except for  demonstration
models, the Company does not generally manufacture
products  without  a purchase order  although,  in
order   to  expedite  the  manufacturing  process,
certain  basic parts of machines may be fabricated
before  purchase orders are received.   The  major
portion of inventory is purchased to satisfy specific customer orders with the balance acquired from one to four months in advance of projected orders.

Thermwood designs, develops and engineers  all  of
its industrial products.  Components contained  in
these  products are either purchased from  outside
suppliers or fabricated by Company personnel.  The
Company  fabricates such components  as  computer-
based  electronic control systems  and  the  steel
structure  of  the  CARTESIAN  5  systems.   Where
possible,  the  Company utilizes its  CARTESIAN  5
systems to fabricate components.

Raw  materials  are  purchased  from  third  party
sources.    Most  raw  materials  and  components,
including  those  which are custom  made  for  the
Company,  are  either purchased or available  from
several sources.  There are, however, a number  of
components which can only be obtained from  single
source  suppliers.  Management does  not  consider
this to be a problem because it believes that  the
Company  would  be  able to eliminate  or  replace
these   components  if  required.   One   supplier
accounted for slightly more than 15% of total components purchased by the Company for the fiscal year ended July 31, 1995. The materials purchased from this supplier are available from several other sources.

Competition

There   are   many   manufacturers   of   flexible
automation equipment and CNC machining systems  in
the  United  States  and abroad,  particularly  in
Japan and Europe.  A number of these manufacturers
are   larger,  better  financed  and   have   more
resources  than does the Company.   Many  of  them
have  been  engaged in manufacturing and marketing
automated   industrial   equipment   longer   than
Thermwood.

The  Company's  primary competitors  in  the  high
speed  machining  market are  a  number  of  major
domestic,  Japanese  and European  firms  such  as
Shoda  Iron Works, Heian, Shinks Machinery  Works,
Motion  Master and Komo Machine  In addition,  the
number of companies offering routing equipment has
increased and it is management's opinion that  the
market  cannot  support all of  them.   Management
believes, however, that the ability of the Company
to  offer   products  which perform a  variety  of
functions   and  sell  at  low  prices,   provides
Thermwood with a competitive advantage, although no assurance to this effect can be given.

Competition  in flexible automation  equipment  is
based  upon  real  and  perceived  differences  in
equipment     features,    price,     performance,
reliability,    service,   marketing,    financial
strength and product development capability.   The
Company may be at a competitive disadvantage with those manufacturers that offer a broader line of such equipment or related non-robotics equipment.

Thermwood  seeks to design its products  for  high
levels   of  performance  and  reliability   while
offering them at moderate prices.

Research and Development

Thermwood  plans  to  continue  its  research  and
development efforts  primarily directed toward the
improvement   of   existing   products   and   the
development  of  new, lower  cost  products.   The
Company  utilizes  a variety  of  sources  in  its
research   and   development  efforts,   including
employees,  vendor  engineering  staffs,  contract
employees  who  are retained solely  for  specific
projects,   consultants  and  independent   design
firms.    See  "Product  Development"  above   for
information relating to the Company's current development efforts.

For the fiscal years ended July 31, 1995 and 1994,
the   Company   spent   $246,000   and   $244,000,
respectively, for research and development. There was no customer sponsored research and development during the 1995 fiscal year. Management believes that expenditures need to be increased in order for the Company to maintain a competitive position in the immediate future. However, the Company may eventually be at a competitive disadvantage with respect to firms that spend significantly more on research and development efforts.

Patents, Trade Secrets and Trademarks

Thermwood currently holds 11 domestic patents  and
has  applications pending in the United States for
11 additional patents.  There is no assurance that
any    additional   patents   will   be   granted.
Management  does not believe that  major  reliance
can be placed on patents for the protection of its
products  although  patent  protection   for   the
Company's newly developed products is increasing.

Thermwood relies primarily upon trade secret laws,
internal     non-disclosure     safeguards     and
restrictions  incorporated  into  its  dealership,
sales,  employment and other agreements to protect
its  proprietary  property  and  information.   In
addition,  the  Company  has  proprietary   rights
arrangements with its employees which provide  for
the  disclosure and assignment by the employee  to
Thermwood   of   any   discovery,   invention   or
improvement  relating  to  its  business.    While
management  is  unaware  of  any  breach  of   the
Company's   security,  competitors   may   develop
similar  products  outside the protection  of  any
measures   that  Thermwood  takes.   In  addition,
policing   unauthorized  use  of   the   Company's
technology, particularly in foreign countries, may be difficult. The Company has been unsuccessful in prosecuting two claims for what it believed were prospective unauthorized use of proprietary rights. The Company has not been involved in any claims concerning patent infringement.

The  Company  markets its products  under  various
trademarks,  including  THERMWOOD,  CARTESIAN   5,
91000  SUPERCONTROL, CARTESIAN EAGLE,  ROUTER  ART
and   PANEL-CAD.    It   has   several   trademark
registrations and applications for  registrations.

Employees

As  of July 31, 1995, the Company had 92 full time
employees,   of   whom   48   were   engaged    in
manufacturing,   nine   in   marketing,   12    in
administration,  seven  in engineering,  three  in
research  and  development, and  13  in  technical
services.   None of the Company's employees  is  a
member  of  any  union  or  collective  bargaining
organization.      Thermwood     considers     its
relationship    with   its   employees    to    be
satisfactory.

Designing    and   manufacturing   the   Company's
industrial    equipment    requires    substantial
technical capabilities in many varied disciplines,
ranging  from mechanics and computer  sciences  to
mathematics.   Although management  believes  that
the   capability  and  experience  of  Thermwood's
technical  staff  compare  favorably  with   other
similar manufacturers, there is no assurance that the Company can retain existing employees or attract and hire the type of skilled employees it may need in the future.

Property and Facilities

Thermwood's manufacturing facilities and executive
offices  are  located  in  a  73,000  square  foot
building  in  Dale, Indiana which has been  leased
from   Edgar   Mulzer,   a  director   and   major
stockholder  of the Company.  Management  believes
that  these  facilities are in good condition  and
adequately    satisfy   the   Company's    current
requirements.

The  lease, which entitles the Company to  utilize
the  facilities and offices through  February  14,
2007,  required the Company to pay an annual  base
rental   of   $232,000  as  well  as  all   taxes,
maintenance,  repairs,  utilities  and  insurance.
The lease, together with a related agreement which
contains a purchase option, is accounted for as  a
capital  lease.   In  November  1993  the  Company
entered into an agreement with Mr. Mulzer to convert the obligation under the lease, as well as other long-term debt amounts owed to Mr. Mulzer, into shares of the Company's Series A Preferred
Stock.

The  Company also leases certain equipment  at  an
aggregate  annual rental of approximately  $65,000
from  one  of  Mr. Mulzer's affiliated  companies.
See  Item  13. "Certain Relationships and  Related
Transactions."

Item 3.  Legal Proceedings

On  or  about  September 24, 1994, a civil  action
entitled  Ronald L. Hughes and Laurene  Hughes  v.
Plastivax,  Inc.  and  Thermwood  Corporation  and
Temporarily  Yours  Placement Services,  Inc.  and
John Doe, Cause No. 94C-VO0-1285 was filed in  the
Court  of  Common  Pleas  in  Lake  County,  Ohio,
seeking   a  judgment  against  Plastivax,   Inc.,
Thermwood   Corporation,  and  Temporarily   Yours
Placement Services, Inc. for damages caused by  an
injury  Mr.  Hughes  received  while  cleaning   a
machine Thermwood sold Plastivax. Mr. Hughes is suing for damages in the amount of $500,000.
Thermwood's  product liability insurance  company,
U.S.F. & G., is representing the Company in this matter. Thermwood's coverage on any single event is $1,000,000 with a $5,000,000 umbrella which exceeds the amount being sued for.

Item  4.   Submission  of Matters  to  a  Vote  of
Security Holders

None.




PART  II

Item  5.   Market for Company's Common Equity  and
Related Stockholder Matters

The  Common Stock has been traded on the  American
Stock Exchange since 1989 and on the Pacific Stock
Exchange  since  1987.  The following  table  sets
forth the high and low per share sales prices  for
the Common Stock as reported on the American Stock
Exchange  for the Company's last two fiscal  years
ended   July   31,   1995  and  July   31,   1994,
respectively,   and   for  the   interim   periods
indicated:

Common Stock
                             Low               High
                          Sales Price       Sales Price
                          -----------       -----------
1995
     Fourth Quarter          $1.00            $1.63
     Third Quarter           $ .82            $1.44
     Second Quarter          $ .75            $1.12
     First Quarter           $ .75            $1.32

1994
     Fourth Quarter           $.50             $1.32
     Third Quarter            $.44             $ .82
     Second Quarter           $.50             $ .69
     First Quarter            $.31             $ .75


As  of  October 25, 1995, there were approximately
1,200 holders of record of the Common Stock and 5,850,546 shares outstanding.

Thermwood  has  never paid any  dividends  on  its
Common Stock.  The current policy of the Board  of
Directors  is  to  retain  earnings,  if  any,  to
finance  the operation of the Company's  business.
Accordingly,  it  is  anticipated  that  no   cash
dividends will be paid to the holders of the Common Stock in the foreseeable future.

The Company also has warrants which are listed for
trading on the Pacific Stock Exchange.  There  has
been  no  active market for these securities  from
February 22, 1993, the date of issuance,   through
the date hereof.
Item 6. Selected Financial Data

  Operations for the years ended July 31 (in thousands except per share data)

                                 1995     1994     1993     1992     1991

Sales, less commissions         $12,314  $9,985   $10,825   $7,508  $8,536
Gross Profit                      4,786   3,579     2,173    1,592   3,103
Earnings (loss) from
continuing operations             2,350     136    (1,394)  (1,768)    (88)
Net earnings (loss)              $2,350    $208   $(1,360) $(1,928)  $(151)

Net earnings (loss) per
common and common
equivalent share:
      Primary                     $0.38   $0.00   $(0.27)  $(0.40)  $(0.03)
      Assuming full
       dilution                   $0.30   $0.00   $(0.27)  $(0.40)  $(0.03)

Weighted average number of
shares:
     Primary                      5,187   5,150    5,054    4,862    4,862
     Assuming full dilution       7,257   5,150    5,054    4,862    4,862
Cash dividends declared per
 common share                      ---     ---      ---      ---      ---

 Financial position at July 31:

Total assets                     $7,527   $5,418  $6,928   $6,781  $7,363
Working capital                   2,811    1,706   1,291     (939)  1,257
Long-term obligations             1,870    1,862   5,711    2,559   2,732
Shareholders' equity (deficit)    3,437    1,456  (1,985)    (912)  1,016

Item  7.  Management's Discussion and Analysis  of
Financial Condition and Results of Operations

Results of Operations

Net  sales  for fiscal year 1995 were $12,314,271,
an  increase of 23% from fiscal year 1994,  and  a
14%  increase  from  fiscal  year  1993.   Backlog
increased  to  $1,860,000 at July  31,  1995  from
$1,280,000  at  July 31, 1994 and   $1,132,000  at
July 31, 1993. Management attributes the increased level of sales to lower prices and an increased market share.

Gross  profit for fiscal year 1995 was $4,786,237,
or  38.9% of net sales.  The percentage of current
year gross profit to net sales has increased  from
last  year's 35.8% and 20.1% in fiscal year  1993.
In  the  current year, gross profit was positively
affected by more efficient production methods  due
to  the  discontinuance of building  large  custom
machines.  A  charge  against  cost  of  sales  of
approximately $130,000 in 1994 and $80,000 in 1995
for  recognition  of  inventory  obsolescence  and
valuation  adjustments  caused  gross  profit   to
decrease  by approximately 1.0% for 1994 and  less
than  1.0% in 1995.  Management expects the  first
quarter of fiscal year 1996 to also reflect higher
margins  due to generally higher margins on  newly
designed products and better production efficiency
due   to   a  more  experienced  work  force   and
manufacturing  of  standard  machines.    Although
management    anticipates   that   gross    profit
percentages from operations should continue to improve during 1996, no assurance to this effect can be given.

Research      and     development,      marketing,
administrative   and   general    expenses    were
$3,315,904  in  fiscal  year  1995,  compared   to
$3,036,418  in  1994  and  $2,959,976   in   1993.
Research  and development expenditures aggregating
$246,000  in  1995, versus $244,000  in  1994  and
$327,000  in  1993 are included in  the  foregoing
amounts.   In management's opinion, with  its  new
products and experienced work force the Company can continue to take advantage of the favorable economic conditions.

The  major  portion of the increased research  and
development,  marketing  and  administrative   and
general   expenses   from   1993   to   1995   was
attributable to profit-sharing bonuses paid to employees.

Interest   expense  for  fiscal  year   1995   was
$294,925, a decrease of $125,800 from 1994  and  a
decrease of $299,760 from 1993. The current year decrease from prior years is primarily due to the reduction of long-term debt during fiscal year
1994 through conversion to preferred stock.

Fiscal  year  1995  net earnings were  $2,349,794,
compared to net earnings of $208,161 in 1994 and a
net  loss  of $1,360,057 in 1993.  A deferred  tax
benefit   of   $1,236,000   recognized   in   1995
contributed to the increase. This benefit resulted
from a reduction in a deferred tax asset valuation
allowance  based on management's expectation  that
future  earnings will more likely than  not  allow
for  realization of deferred tax assets  including
at least partial utilization of net operating loss
carryforwards.  Operating income for  fiscal  year
1995  was $1,470,333 compared to operating  income
of  $542,133  in  1994 and an  operating  loss  of
$787,113 in 1993. The increase in operating income
in  1995  resulted primarily from increased  sales
and  more efficient production methods on standard
machines  when  compared  to  the  larger   custom
machines  produced  in  prior  years.   Additional
expenses    related   to   a   private   financing
contributed  to  the net loss in  1993.   Interest
expenses were lowered in 1994 due to a reduction in long-term notes payable and capital leases to a related party

Because  of  loss  carryforwards,  there  was   no
federal income tax expense in 1994  or 1993.   The
Company has federal income tax net operating loss carryforwards of approximately $6,902,000 which expire in the years 1997 through 2008. It also has other tax credits of lesser value which appear in
Note I of Notes to Financial Statements.



Liquidity and Capital Resources

At July 31, 1995 the Company's working capital was
$2,811,066  compared  to $1,706,268  at  July  31,
1994.    This  increase  was  primarily   due   to
increased  profitability including the effects  of
the  deferred tax benefit discussed above.   As  a
result the Company has been able to pay its accounts payable and accrued liabilities in a more timely manner.

Global  demilitarization has not  had  a  material
impact   on   the  Company's  sales  of  automated
industrial equipment.  Although the Company  sells
machines to the aerospace industry, the percentage
of  the  Company's overall sales to this  industry
has  declined  over the past three years.   During
the 1995 fiscal year, the Company's percentage  of
revenues   from   sales  to  this   industry   was
approximately 3% compared with 5% and 12% in  1994
and 1993, respectively.

Management believes that the focus on marketing, sale and manufacture of standard machines has helped margins and profitability despite reduced sales caused by the decision not to produce custom machines and the withdrawal from the aerospace industry.

The   Company  had  a  positive  cash  flow   from
operating activities for the 1995 fiscal  year  in
the   amount   of  $793,775.   Net   earnings   of
$2,349,794,   less  $1,236,000  of  deferred   tax
benefits for the fiscal year, along with the add back of non-cash expenses such as depreciation and amortization of $329,012, and an increase in customer deposits contributed to a positive cash flow. However, an increase in accounts receivable and payment of accounts payable and other accrued liabilities decreased cash flow from operating activities.

During   the  1995  fiscal  year,  the   Company's
investing    activities   were    primarily    for
replacement  of  production and office  equipment.
Expenditures for fixed assets in the  1996  fiscal
year   are  also  anticipated  to  be  for  normal
replacements   and   purchases   of   labor-saving
equipment for production. The Company has no plans for any significant capital expenditures in fiscal year 1996.

Principal payments on lease obligations and  long-
term  debt during the 1995 fiscal year were  to  a
related  party and to a leasing company  owned  by
the  related  party.   Cash flows  from  financing
activities included $367,910 of dividend payments on preferred stock to a related party.

Item  8.   Financial Statements and  Supplementary
Data

The  information  called for by  this  Item  8  is
included   following  the  "Index   to   Financial
Statements and Schedules" appearing at the end of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial
Disclosures

Not applicable.
                         PART III

Item 10.  Directors and Executive Officers of  the
Company

Certain   information  about  the  directors   and
officers of the Company is contained in the following table:

Name                               Age         Position

Kenneth J. Susnjara(1)              48          Chairman of the Board
                                                President and Director

Linda  S. Susnjara(1)               46          Secretary and Director

Michael P. Hardesty                 41          Vice President of
                                                Engineering

Rebecca F. Fuller                   45          Treasurer

David J. Hildenbrand                38          Vice President of Sales

Richard Kasten                      43          Vice President of
                                                Technical Services

Peter N. Lalos (2)                  61          Director

Edgar Mulzer (2)                    77          Director

Lee   Ray  Olinger(2)               68          Director

(1)  Mr. and Mrs. Susnjara are husband and wife.

(2)    Member   of  the  Incentive  Stock   Option
Committee,  Non-Qualified Stock Option  Committee,
Audit   Committee,   Nominating   Committee    and
Compensation Committee of the Board of Directors.

All  directors hold office until the  next  annual
meeting  of shareholders of the Company  or  until
their  successors have been elected and qualified.
Officers  serve at the discretion of the Board  of
Directors.  Each director receives compensation in
the  amount  of $500 for attending each directors'
meeting   and   is  reimbursed  for  all   related
expenses.

Mr.  Susnjara co-founded Thermwood in 1969 and has
been  a  director  since inception  and  Chairman,
President and Chief Executive Officer since  1971.
He  also  served as Treasurer prior to March  1979
and  again from October 1983 to June 1985.  He has
devoted  his  full time to the Company's  business
except for a brief period in 1985 when he acted as
a  distributor for the Company.  Mr.  Susnjara  is
the  author  of  a  book  on  industrial  robotics
entitled  A Manager's Guide to Industrial Robotics
and   lectures  on  robotics  and  automation   to
business  and  university groups.   See  Item  13.
"Certain Relationships and Related Transactions."

Mrs.  Susnjara has been a director of the  Company
since  1985 and Secretary since 1989.  She is  and
has  been  since 1985 the President of  Automation
Associates,   Incorporated,  a   dealer   of   the
Company's  industrial  products.  See   Item   13.
"Certain  Relationships and Related Transactions."
Mrs. Susnjara is not active in the Company's business.

Mr. Hardesty has been the Company's Vice President
of  Engineering since August 1988.  He joined  the
Company  in  1975  and  was employed  first  as  a
project  engineer, then project manager  and  then
general  manager  until  July  1980  when  he  was
promoted  to  Vice  President of  Operations.   He
served in that capacity until May 1985 when he became Vice President of the Machining Products
Division, a position he held until assuming his current position in 1988.

Mrs.  Fuller  joined Thermwood  in  1981  and  was
promoted   to  accounting  manager  in  1983   and
controller  in  1985.   She  assumed  her  current
position as Treasurer in July 1993.

Mr.   Hildenbrand  became  a  Vice  President   of
Thermwood in August, 1988. Previously, he had been employed by the Company in various technician and sales manager positions since 1977.

Mr.  Kasten  became a Vice President in  December,
1993.   Previously, he had been  employed  by  the
Company as a manager of applications since 1990.

Mr. Lalos has been engaged in the private practice
of  law  in Washington D.C. since 1961 and is  the
senior  partner in the law firm of Lalos & Keegan.
He   served  as  Secretary  of  the  Company  from
September 1981 until December 1989 and as a director from April 1981 until July 1986. He was reelected to the Board of Directors in December, 1989. See Item 13. "Certain Relationships and
Related Transactions."

Mr.  Mulzer was Chairman of the Board of The  Dale
State  Bank,  a commercial bank in Dale,  Indiana,
from  1970  through 1993.  Mr. Mulzer is currently
retired.  He became a director of the  Company  in
September 1974 and has served continuously in that
capacity  to  the present.  See Item 13.  "Certain
Relationships   and   Related  Transactions"   for
information   relating   to   loan    and    lease
transactions between the Company and Mr. Mulzer and his affiliates.

Mr.  Olinger  has been a director since  December,
1989.   He  has  been a director  since  1949  and
Chairman of the Board since 1986 of First Bank of Huntingburg, a commercial bank in Huntingburg, Indiana.



Compliance  with Section 16 (a) of the  Securities
Exchange Act of 1934

To  the  Company's knowledge, based  solely  on  a
review  of such materials as are required  by  the
Securities  and Exchange Commission,  no  officer,
director  or  beneficial holder of more  than  ten
percent  of  the Company's issued and  outstanding
shares of Common Stock failed to timely file  with
the Securities and Exchange Commission any form or
report required to be so filed pursuant to Section
16  (a)  of  the Securities Exchange Act  of  1934
during the fiscal year ended July 31, 1995.
Item 11. Executive Compensation:

The   following  table  sets  forth   the   annual
remuneration  paid during the fiscal  years  ended
July   31,  1995,  1994  and  1993  to  the  Chief
Executive  Officer and to each  of  the  executive
officers  of  the Company whose total fiscal  1995
remuneration exceeded $100,000 and to all officers of the Company as a group.

                                       Summary Compensation Table
                                       --------------------------
                          Annual compensation       Long-term compensation
                          -------------------       ----------------------
                                                    Awards           Payouts
                                                    ------           -------

                                          Other
                                          annual
Name and princi-                          compen- Restric-  Op-     LTIP
pal position        Year  Salary  Bonus   sation  ted stock tions/  pay-
                                          (1)     awards    SARs(#) outs  Other

                    1995  63,000 $94,739  $2,000   ---      ---     ---    ---
 Chairman of        1994  74,250    ---    2,000   ---      ---     ---    ---
 the Board,         1993  64,025    ---    2,000   ---      ---     ---    ---
 President and
 director

Michael Hardesty
  Vice-president    1995  48,000  66,317
  Engineering

David Hildenbrand
  Vice-president    1995  45,000  73,964
  Sales

All other officers  1995  80,000  77,618          ---       ---    ---     ---
  as a group
  (2) persons                                     ---       ---    ---     ---

All other officers  1994 170,116   4,237          ---       ---    ---     ---
  as a group        1993 180,755    ---           ---       ---    ---     ---
  (4) persons


(1) Other annual compensation represents directors' fees paid to Mr. Susnjara.

  No stock options or stock appreciation rights were
issued in fiscal year 1995.  At July 31, 1995  the
exercise price of some of the unexercised  options
were  less  than the market price of the Company's
Common  Stock.  On September 6, 1994, registration
statements  on  Form  S-8  were  filed  with   the
Securities  and  Exchange  Commission  under   the
Securities Act of 1933 in connection with the registration of shares of the Company's Common
Stock under the Company's Employee Incentive Stock
Option Plan and Non-Qualified Stock Option Plan.

   In  1985  the Board of Directors appointed  Mr.
Susnjara  to the position of President  and  Chief
Executive  Officer.  In this position,  he  is  to
receive  a  bonus based on the pre-tax profits  of
the  Company  as  set  forth below.   See  "Profit
Sharing Plan" below.

Certain   other  officers  may  be   entitled   to
participate in the Company's profit sharing  plan.
See "Profit Sharing Plan" below.

Profit Sharing Plan.

In 1985, the Company instituted a management profit sharing plan. This plan has been operative since fiscal 1987, and was continued in an amended form for fiscal 1995. Covered under the plan are the Chairman of its Board of Directors, the President, Vice President of Engineering, Vice
President  of  Sales, Vice President of  Technical
Services, the Treasurer and various departmental managers.

Under the plan, the Chairman is entitled to 5%  of
corporate operating income.  The Vice President of
Sales  and  Vice  President of Technical  Services
each   are   entitled  to  5%  of  the  divisional
operating income and the Treasurer is entitled  to
3%   of  the  Corporate  operating  income.    Any
divisional losses are to be subtracted from these amounts so that the total bonus paid does not exceed 25% of operating income.

Department   managers  are  entitled  to   various
bonuses   based   upon   productivity   of   their
departments. Payments due under the plan accrue for each six-month period and are thereafter paid in six monthly installments. Vesting of rights under the plan requires eligible participants to be continually employed through the payment dates.
Divisional losses of the fiscal year must be recouped in the succeeding year, or years, in order to be eligible for profit sharing earnings in the succeeding year(s).

Incentive Stock Option Plan.

Under   the   Company's  Incentive  Stock   Option
Qualified Plan (the "Qualified Plan"), options  to
purchase a maximum of 400,000 shares of its Common
Stock  may  be granted to officers and  other  key
employees of Thermwood.  Options granted under the
Qualified   Plan  are  intended  to   qualify   as
incentive stock options as defined in Section 422A of the Internal Revenue Code of 1954, as amended by the Tax Reform Act of 1986.

The Qualified Plan is administered by the Board of
Directors and a Committee currently consisting  of
three  members of the Board which determines which
persons  are  to receive options,  the  number  of
shares that may be purchased under each option and
the  exercise process.  In the event  an  optionee
voluntarily  terminates his  employment  with  the
Company, he has the right to exercise his  accrued
options  within 5 days prior to such  termination.
However,  the  Company  may  redeem  any   accrued
options  held by each optionee by paying  him  the
difference between the option price and  the  then
fair market value.  If an optionee's employment is
involuntarily  terminated, other than  because  of
death,  he  also  has the right  to  exercise  his
accrued  options  within 30 days  of  termination.
Upon  death, his estate or heirs have one year  to
exercise his accrued options.  The maximum term of
any  option is ten years and the option price  per
share  may not be less than the fair market  value
of  Thermwood's shares on the date the  option  is
granted.   However,  options  granted  to  persons
owning more than 10% of the voting shares of the Company may not have a term in excess of five years and the option price per share may not be less than 110% of fair market value at the date the option is granted.

The aggregate fair market value of the shares of Common Stock (determined at the time the options are granted) with respect to which incentive stock options are exercisable for the first time by such optionee during any calendar year (under all such plans) shall not exceed $100,000. Options must be granted within ten years from the effective date of this Qualified Plan.

Options  granted under the Qualified Plan are  not
transferable  other than by will or  the  laws  of
descent  and distribution.  Options granted  under
the  Qualified Plan are protected by anti-dilution
provisions   increasing  the  number   of   shares
issuable  thereunder  and  reducing  the  exercise
price  of  such options, under certain conditions.
During  fiscal  year 1992, the life  term  of  the
Qualified Plan was extended from December 3,  1991
to  December 3, 1995, or on such earlier  date  as
the  Board of Directors may determine.  Any option
outstanding  at the termination date  will  remain
outstanding  at  the termination  date   until  it
expires or is exercised in full, whichever occurs first.

As  of  July 31, 1995, options to acquire  175,000
shares of the Company's common stock for ten years
at exercise prices of $1.00 to $5.00 per share had
been  granted  under  the  Qualified  Plan  to  13
employees  of  the  Company.   Options   for   the
purchase of 175,000 shares were exercisable as of July 31, 1995.

Non-qualified Stock Option Plan.

Under Thermwood's Non-qualified Stock Option  Plan
("NSO Plan"), options to purchase a maximum of 350,000 shares of its Common Stock may be granted to officers, directors, and other key employees.

The  NSO  Plan  is administered by  the  Board  of
Directors and a committee of three members of  the
Board  which  determines  which  persons  are   to
receive such options, the number of shares that may be purchased under the option, the exercise prices, the time and manner of exercise and other related matters.

In  the  event an optionee voluntarily  terminates
his   employment  or  tenure  with  the  Company's
consent  or his employment or tenure is terminated
by  Thermwood without cause, he generally has  the
right  to  exercise his accrued options within  30
days  after such termination unless the  Committee
elects other time periods.  In all other cases  of
termination of the optionee's employment or tenure
other   than  death,  said  options  shall   cease
immediately. Upon death, his estate or heirs have one year to exercise his accrued options.

The  Committee may grant an optionee the right  to
surrender all or a portion of his accrued  options
to  the Company and receive from it the difference
between the option price and the then fair  market
value.    Options   become  exercisable   in   25%
installments  each year beginning  in  the  second
year   through  the  fifth  year.    Options   are
generally  not  transferable and  are  conditioned
upon  the  optionee  remaining  in  the  Company's
employ for at least one year from the date of  its
grant.   Under  the  NSO Plan, no  option  may  be
granted  after  January 1, 2005 and  the  exercise
price  of  such options could have been less  than
the  then  fair  market value.  It is  within  the
Committee's   discretion  to  grant  anti-dilution
provisions   to  each  optionee.   Under   present
federal  income tax law, an employee,  officer  or
director  who is granted an option will  not  have
any  income  upon the grant of an option  and  the
Company  will not be entitled to any deduction  at
the  time.  When an optionee exercises his option,
ordinary  income will be realized by him, measured
by  the  excess of the fair market  value  of  the
shares  over  the price paid for the shares.   The
Company  will be entitled to a deduction equal  to
the amount of income realized by the holder of the
option.  If the optionee surrenders all or part of
his option for a cash or common stock payment,  he
will realize ordinary income in the amount of cash
or  fair  market  value of  stock  received.   The
Company will be entitled to a deduction equal to the amount of income realized by the optionee.

As  of  July  31, 1995 options to acquire  200,000
shares of the Company's common stock at exercise prices ranging from $1.125 to $2.00 per share have been granted under the NSO Plan to four directors and officers of Thermwood, all of which are presently exercisable.

Other options.

Other options to purchase 660,000 shares have been
granted  by the Board of Directors, all  of  which
were  exercisable as of July 31, 1995.  An  option
to purchase 600,000 of these shares was granted to
the  President of the Company.  The option extends
through  October 18, 1997 and permits the purchase
of  200,000 shares at $5.00 per share, 200,000  at
$7.50  per share, and 200,000 at $10.00 per share.
An  option  for 30,000 shares was granted  to  the
law firm of Lalos & Keegan at $1.00 per share,  is
currently exercisable and extends through May  22,
1996.   A  30,000 share option was granted  to  an
employee at $1.00 per share and is exercisable through October 1997.

Section 401(k) Plan

The  Company adopted a tax-qualified cash  savings
plan (the "401(k) Plan") which became effective in
October 1989.  This Plan covers all employees  who
have  completed  12  months of continuous  service
prior  to  a  plan  entry date.  Pursuant  to  the
401(k)  Plan, eligible employees may  make  salary
deferral (before tax) contributions of up  to  12%
of their total compensation per plan year up to  a
specified  maximum contribution as  determined  by
the  Internal  Revenue Service.  The Company  also
makes  matching contributions equal to 25% of  the
employee's contribution up to a maximum of  3%  of
the  employee's annual compensation.   The  401(k)
Plan also includes provisions which authorize  the
Company to make discretionary contributions.  Such
contributions,  if made, are allocated  among  all
eligible employees as determined under the  401(k)
Plan.   The  trustee   under the  401(k)  Plan  is
Merrill Lynch of Evansville, Indiana. It invests the assets of each participant's account in funds at the direction of such participant.

Item   12.    Securities  Ownership   of   Certain
Beneficial Owners and Management:

The following table sets forth certain information regarding the Company's Common Stock, including shares underlying the convertible debentures and exercisable Common Stock warrants and options owned as of September 30, 1995 by (i) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, and (iii) all officers and directors as a group:

                                                    Shares Owned
                                                    Including
                                                    Those
                                                    Underlying
                                      Percentage    Exercisable   Percentage
Names and Addresses   Shares          of Total      Options,      of Total
of Beneficial         Owned at        Outstanding   Warrants and  Outstanding
Owners (1)            July 31, 1995   Shares Owned  Convertible   Shares
                                          (2)       Securities    Owned
-------------------   -------------   ------------  ------------  -----------

Kenneth J. Susnjara       1,330,000           25.8  2,155,000(5)     23.2(5)
(3,4)

Edgar Mulzer                940,562           18.3    990,562(6)      10.7(6)
401 10th Street
Tell  City, Indiana
47586

Peter N. Lalos               25,000            0.5    135,000(7)       1.5(7)
14312 Darnstown Road
Gaithersburg,
Maryland 20878

Linda S. Susnjara               ---            ---     50,000(8)       0.05(8)
(3,4)

Lee Ray Olinger                 ---            ---          ---           ---
c/o First Bank of
Huntingburg
4th and Main Street
Huntingburg, IN 47542

All Officers and
Directors as a            2,300,562           44.7    3,426,562         36.9
Group (9 persons)                                      (5,6,7,8)    (5,6,7,8)

(1) All shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2)  Excludes (i) an aggregate of 3,105,000 shares
of   Common  Stock  reserved  for  issuance   upon
conversion  of  debentures  and  exercise  of  the
redeemable warrants; (ii) 400,000 shares  reserved
for  issuance under the Company's Qualified  Stock
Option  Plan of which options to purchase  175,000
shares  have been granted and options to  purchase
175,000  shares  are currently exercisable;  (iii)
350,000  shares  reserved for issuance  under  the
Company's Non-Qualified Stock Option Plan of which
options  to  purchase  200,000  shares  have  been
granted   and  are  currently  exercisable;   (iv)
600,000 shares reserved for issuance upon exercise
of  options granted to Mr. Susnjara, all of  which
are   currently  exercisable;  (v)  30,000  shares
reserved for issuance of options granted to  Lalos
&  Keegan, all of which are currently exercisable;
and (vi) 30,000 shares reserved for issuance upon exercise of options granted to an employee, all of which are currently exercisable. See Item 11.
"Executive  Compensation" and  Item  13.  "Certain
Relationships and Related  Transactions."

(3) The address of this person is c/o the Company.

(4) Mr. and Mrs. Susnjara may each be deemed to be a beneficial owner of the Company's securities owned by the other because of their marital relationship.

(5)   Includes  (i) an aggregate of 75,000  shares
issuable   upon   conversion  of  debentures   and
exercise  of  redeemable  warrants  owned  by  Mr.
Susnjara; (ii) 50,000 shares issuable upon the exercise of options granted to Mr. Susnjara under the Company's Non-Qualified Stock Option Plan; and
(iii) 600,000 shares issuable upon the exercise of other options granted to him.

(6) Includes 50,000 shares issuable upon the exercise of options granted to Mr. Mulzer under the Company's Non-Qualified Stock Option Plan.

(7)   Includes  (i) an aggregate of 30,000  shares
issuable   upon   conversion  of  debentures   and
exercise  of  redeemable  warrants  owned  by  Mr.
Lalos;  (ii)  30,000  shares  issuable  upon   the
exercise of options granted to Lalos & Keegan; and
(iii) 50,000 shares issuable upon the exercise of options granted to Mr. Lalos under the Company's
Non-Qualified Stock Option Plan.

(8) Includes 50,000 shares issuable upon the exercise of options granted to Mrs. Susnjara under the Company's Non-Qualified Stock Option Plan.

Item   13.   Certain  Relationships  and   Related
Transactions:

Bank Loans from Affiliated Parties:

Thermwood  had  an  agreement,  which  expired  on
September  25,  1992, to borrow up  to  $1,500,000
from the Dale State Bank (the "Dale Bank") in  the
form of a line of credit.  Mr. Mulzer was Chairman
of  the Board and the principal shareholder of the
Dale  Bank  during the period that this  loan  was
made.    He  is  also  a  director  and  principal
shareholder  of  the  Company.   The   loan   bore
interest  at the annual rate of prime  plus  2.5%,
payable quarterly, and was secured by all  of  the
Company's  assets.  Thermwood replaced this  loan,
as  of September 25, 1992, with a term loan in the
amount  of  $1,500,000 from the  Dale  Bank,  also
secured  by  all  of  the Company's  assets.   The
principal of the term loan, together with interest
at the annual rate of prime plus 2.75%, was due on
March  24,  1993, at which time it was assumed  by
Mr.   Mulzer,  who  had  agreed  to  collect  only
interest, payable quarterly, until August 1, 1994,
at  which  time  amortization was to  have  begun.
Interest  expense on the Company's loans from  the
Bank and Mr. Mulzer totaled $41,117, and $127,000,
and for fiscal years 1994 and 1993.  There was  no
interest expense on this loan during fiscal  1995.
The  balance  of  this  loan  in  the  amount   of
$1,499,800,  along with accrued  interest  in  the
amount  of  $23,011,  was converted  to  Series  A
Preferred   Stock  (the  "Preferred   Stock")   on
November 18, 1993.

Other Loans from Affiliated Party:

On  March  26, 1986, the Company borrowed $250,000
from  Mr.  Mulzer under a promissory note  bearing
annual interest at the rate 10.5%.  In March  1991
the note was converted into a self amortizing five-
year term loan, payable in monthly installments of
principal  and  interest of $5,373  through  March
1996.   On November 18, 1994, the balance of  this
note  in the amount of $169,218 along with accrued
interest in the amount of $13,971 was converted to
Preferred  Stock.  Interest expense on  this  loan
was  $9,256  in  1994.    There  was  no  interest
expense on this loan in 1995.

Sale  and Lease Back of Company's Facilities  with
Affiliated Party:

In   February  1987  the  Company  purchased   its
premises  from  an  independent  third  party  for
$1,000,636  and simultaneously resold  it  to  Mr.
Mulzer  for  $1,800,000.  At  the  same  time  the
Company  leased the premises back from Mr.  Mulzer
for  a  20-year  period at  a  monthly  rental  of
$19,353  or  approximately $232,000 on  an  annual
basis.   Total lease payments and accrued interest
were $138,579 for fiscal year 1994. There were no lease payments or interest expense for fiscal year
1995.

The  lease  agreement,  which  is  treated  as   a
capitalized   lease   for   financial    reporting
purposes,  also obligates the Company to  pay  all
maintenance,    taxes,   assessments,    insurance
premiums and utilities incurred in connection with
the  operation  of the premises.   Pursuant  to  a
related  agreement, the Company has an  option  to
repurchase   the   premises   from   Mr.   Mulzer,
exercisable through 2006, at prices descending  on
an   annual  basis  from  $1,786,781  in  1987  to
$240,000 in the last year.

On   November   18,  1993,  this   lease   payment
obligation  in the amount of $1,608,629,  together
with  accrued interest in the amount  of  $122,491
was   converted  to  Preferred  Stock.   Upon  the
issuance  of the Preferred Stock, the  Company  no
longer has any lease payments.  The liability  for
all   accrued   and  future  lease  payments   was
converted to Preferred Stock.


Conversion   by  Affiliated  Party  of   Debt   to
Preferred Stock:

As  previously  noted, an aggregate of  $3,437,120
owed  to  Mr. Mulzer was converted to an aggregate
of 1,000,000 shares of Preferred Stock on November
18,  1993.  The holders of the Preferred Stock are
entitled to receive cumulative cash dividends  out
of  the net profits of the Company at the rate  of
thirty-four  cents ($0.34) per  share  per  annum,
payable  monthly in equal installments within  the
first fifteen days of each month for the preceding
month as directed by the board of directors of the
Company.   The Company has the right in  its  sole
discretion  to  redeem the stock at  any  time  at
$3.40  per  share.   Dividends were  paid  in  the
amount of $367,910 for the fiscal year 1995.

Equipment Leases with Affiliated Party:

Thermwood  has  entered  into  agreements  with  a
company  owned by Mr. Mulzer pursuant to which  it
has  leased  certain computer,  demonstration  and
manufacturing equipment with a right  to  purchase
this  equipment  at the end of the  term  of  each
agreement   for   nominal  consideration.    Lease
payments under these agreements were $64,888 for the 1995 fiscal year. These leases will terminate in fiscal year 1996.

Product  Sales  Through and Lease  Agreement  With
Affiliated Dealer:

Mr. and Mrs. Susnjara are the owners of Automation
Associates Incorporated ("AAI"), a dealer  of  the
Company's   industrial  products.   The  agreement
between  the  Company and AAI  contains  the  same
terms   and   conditions  as  do   the   Company's
agreements  with its other dealers.   The  Company
sold  no products to AAI during fiscal year  1995,
but  paid  AAI $578,000 in commissions during  the
year   for   assisting  in  effecting   sales   of
approximately $2,700,000. This amount represents approximately 20% of the Company's gross sales for fiscal year 1995. AAI also leases space from the Company at what management believes is a fair market rate. Rental payments were $7,200 during the 1995 fiscal year.

Payment of Legal Fees to Affiliated Party:

Lalos  & Keegan, a law firm in which Mr. Lalos  is
the  senior  partner, accrued  fees  of   $94,000,
$102,000,  $77,000,  for the  fiscal  years  1995,
1994, and 1993, respectively.  During fiscal  year
1995  the  Company paid this firm an aggregate  of
$135,000,  of which $69,000 represented previously
accrued  fees.  Accordingly, as of July  31,  1995
the  Company  owed  Lalos &  Keegan  approximately
$28,000,  all  of   which  has  been  paid  as  of
September  15,  1995.  This firm performs  patent,
trademark,   general  corporate   and   litigation
services for the Company.

Fairness of Transactions with Affiliated Parties:

Management   believes  that  the  terms   of   the
transactions   between   the   Company   and   its
affiliated  parties as described in  this  section
are  as fair as those which the Company would have
obtained  if these transactions had been  effected
with  independent third parties.  Each transaction
was  approved  by a majority of the  disinterested
directors.   In the future, all such  transactions
will continue to be approved by a majority of the disinterested directors.


PART   IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) The following documents are filed as a part of this report:
  1.  Financial Statements:

     Index to Financial Statements:                  Page
     -----------------------------                   ----
     Reference
     ---------
     Independent Auditors'Report                      32

     Financial Statements:
      Balance  Sheets - July 31, 1995 and 1994        33

     Statements of Operations - Years ended
      July 31, 1995, 1994 and 1993                    35

     Statements of Shareholders' Equity
      Years Ended July 31, 1995, 1994 and 1993        37

     Statements of Cash Flows - Years ended
      July 31, 1995, 1994 and 1993                    38

     Notes to Financial Statements                    39

  2. The following financial statement schedule for each of the years ended July 31, 1995, 1994 and 1993 is included in Part IV:

      Independent Auditors' Report                    48

      Schedule II: Valuation and Qualifying Accounts  49

All other schedules are omitted because they are not required, or are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

        None.

(c)  Exhibits:

        Exhibit 11.                                    51




                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 26, 1995       /s/ Kenneth J. Susnjara
                              -----------------------
                              Kenneth J. Susnjara,
                              Chairman   of    the
                              Board  and President
                              (Principle Executive
                              Officer)

       Pursuant   to  the  requirements   of   the
Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:  October 26, 1995       /s/ Kenneth J. Susnjara
                              -----------------------
                              Kenneth J. Susnjara,
                              Chairman   of    the
                              Board  and President
                              (Principal Executive
                              Officer)

Date: October 26, 1995        /s/ Rebecca F. Fuller
                              ---------------------
                              Rebecca  F.  Fuller,
                              Treasurer (Principal
                              Financial        and
                              Accounting Officer)

Date: October 26, 1995        /s/ Linda S. Susnjara
                              ----------------------
                              Linda  S.  Susnjara,
                              Secretary

Date:  October 26, 1995       /s/ Peter N. Lalos
                              --------------------
                              Peter    N.   Lalos,
                              Director

Date: October 26, 1995        /s/ Edgar Mulzer
                              --------------------
                              Edgar Mulzer,
                              Director

Date:
                              -------------------
                              Lee Ray Olinger,
                              Director



           INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying balance sheets of
Thermwood  Corporation as of  July  31,  1995  and
1994,  and  the related statements of  operations,
shareholders' equity and cash flows  for  each  of
the  years in the three-year period ended July 31,
1995.    These   financial  statements   are   the
responsibility  of the Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We   conducted  our  audits  in  accordance   with
generally  accepted  auditing  standards.    Those
standards  require that we plan  and  perform  the
audit to obtain reasonable assurance about whether
the  financial  statements are  free  of  material
misstatement.  An audit includes examining,  on  a
test  basis,  evidence supporting the amounts  and
disclosures in the financial statements.  An audit
also  includes assessing the accounting principals
used and significant estimates made by management,
as   well  as  evaluating  the  overall  financial
statement  presentation.   We  believe  that   our
audits provide a reasonable basis for our opinion.

In  our opinion, the financial statements referred
to above present fairly, in all material respects,
the financial position of Thermwood Corporation as
of  July 31, 1995 and 1994, and the results of its
operations and its cash flows for each of the years
in  the three-year period ended July 31, 1995,  in
conformity   with  generally  accepted  accounting
principles.



KPMG Peat Marwick LLP
Indianapolis, Indiana
September 8, 1995














       THERMWOOD CORPORATION
           BALANCE SHEETS

                                              July 31
                                    -------------------------
                                        1995          1994
                                    -------------------------
               Assets

Current Assets
    Cash                            $   10,544   $     9,707
    Accounts receivable, less
    allowances for
    doubtful accounts ($16,000 for
    1995 and $25,000 for 1994)         1,181,599     681,347
    Inventories                        3,008,947   2,844,057
    Deferred income taxes                454,000           0
    Prepaid expenses                     375,165     271,383
                                    ------------ -----------
         Total Current Assets          5,030,255   3,806,494
                                    ------------ -----------

Property and Equipment

   Land                                  73,260       73,260
   Buildings and improvements         1,171,778    1,151,101
   Furniture and equipment            2,069,774    1,874,508
   Construction in progress             121,535            0
     Less accumulated depreciation
     and amortization                (1,933,370)  (1,688,593)
                                    ------------ ------------
         Net Property and Equipment   1,502,977    1,410,276
                                    ------------ ------------
Other Assets

   Patents, trademarks and other        123,563       99,139
   Bond issuance costs less
    accumulated amortization             88,298      101,656
   Deferred income taxes                782,000            0
                                    -----------  -----------
         Total Other Assets             993,861      200,795
                                    -----------  -----------
Total Assets                        $ 7,527,093  $ 5,417,565
                                    ============ ===========






       THERMWOOD CORPORATION
           BALANCE SHEETS

                                            July 31
                                    ------------------------
                                        1995           1994
                                    ------------------------
Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable               $  792,544     $  928,834
     Accrued compensation and
       payroll taxes                   379,839        257,812
     Customer deposits                 642,359        369,205
     Other accrued liabilities         372,849        473,560
     Current portions of:
       Capital lease obligations         5,450         13,718
       Capital lease obligations -
         related party                  26,148         57,097
                                    ----------    ------------
           Total Current Liabilities 2,219,189      2,100,226
                                    ----------    ------------


Long-Term Liabilities,  Less Current
Portion

     Capital lease obligations          21,738         1,211
     Capital lease obligations -
       related party                         0        26,148
     Bonds payable, net of
       unamortized discount of
       $221,316 for 1995 and
       $235,618 for 1994              1,848,684    1,834,382
                                    -----------   ----------
           Total Long-Term
             Liabilities              1,870,422    1,861,741
                                    -----------   ----------
Shareholders' Equity
     Preferred stock, no par value,
       2,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                   3,437,120    3,437,120
     Common stock, no par value,
       20,000,000 shares authorized,
       5,149,546 shares issued and
       outstanding                   8,988,897    8,988,897
     Accumulated deficit            (8,988,535) (10,970,419)
                                    ----------- ------------
         Total Shareholders'Equity   3,437,482    1,455,598
                                    ----------- ------------
Total Liabilities and Shareholders'
Equity                              $7,527,093   $5,417,565
                                    ===========  ===========

See accompanying notes to financial
statements.



    THERMWOOD CORPORATION
   STATEMENTS OF OPERATIONS

                                              Years Ended July 31
                                    ---------------------------------------
                                        1995         1994          1993
                                    ------------  -----------   -----------
Sales                                $13,828,318  $10,932,467   $11,890,207
   Less commissions                    1,514,047      947,126     1,065,204
                                    ------------  -----------   -----------

Net Sales                             12,314,271    9,985,341    10,825,003

Cost of Sales                          7,528,034    6,406,800     8,652,140
                                    ------------  -----------   -----------

Gross Profit                           4,786,237    3,578,541     2,172,863

Research and development,
 marketing, administrative
 and general expenses                  3,315,904    3,036,408     2,959,976
                                      ----------   ----------    ----------
        Operating income (loss)        1,470,333      542,133      (787,113)

Other income (expense):
   Interest expense - related party       (7,791)    (130,277)     (378,706)
   Interest expense - other             (287,134)    (290,448)     (215,979)
   Other                                 (35,614)      14,738       (12,440)

      Net other income (expense)        (330,539)    (405,987)     (607,125)

Earnings (loss) from
continuing operations,
   before income taxes and
   extraordinary loss                  1,139,794     136,146     (1,394,238)

Income tax benefit                     1,210,000           0              0    0
                                       ---------    --------     -----------
Earnings (loss) from
  continuing operations before
  extraordinary loss                   2,349,794     136,146     (1,394,238)

Discontinued operations:
   Gain on sale                                0           0        268,107
   Earnings from operations, net               0      72,015         17,074
                                      ----------   ---------   ------------
   Earnings from discontinued
     operations                                0      72,015        285,181
                                      ----------   ---------   ------------
Earnings (loss) before
   extraordinary loss                  2,349,794     208,161     (1,109,057)

Extraordinary loss on
  extinguishment of debt                       0           0       (251,000)
                                      ----------  ----------   -------------
        Net earnings (loss)           $2,349,794  $  208,161    $(1,360,057)

                  THERMWOOD CORPORATION
                 STATEMENTS OF OPERATIONS


                                              Years Ended July 31
                                         -------------------------------
                                         1995          1994         1993
                                         -------------------------------
Earnings (loss) per common and
  common equivalent share:
       Primary:
          Continuing operations          $0.38       $(0.01)     $(0.28)
          Discontinued operations         0.00         0.01        0.06
          Extraordinary loss              0.00         0.00       (0.05)
                                         -----       -------     -------

             Net earnings (loss)         $0.38       $ 0.00      $(0.27)
                                         =====       =======     =======

       Assuming full dilution:
          Continuing operations          $0.30       $(0.01)     $(0.28)
          Discontinued operations         0.00         0.01        0.06
          Extraordinary loss              0.00         0.00       (0.05)
                                         -----       -------     -------

             Net earnings (loss)         $0.30       $ 0.00      $(0.27)
                                         =====       =======     =======

Weighted average number of shares:
             Primary                 5,187,152    5,149,546   5,053,713
             Assuming full dilution  7,257,152    5,149,546   5,053,713

See accompanying notes to financial statements

                      THERMWOOD CORPORATION
               STATEMENTS OF SHAREHOLDERS' EQUITY
             Years ended July 31, 1995, 1994 and 1993

                       Preferred Stock          Common Stock
                    ---------------------   ---------------------  Accumulated
                      Shares      Amount      Shares     Amount    (Deficit)
                    ----------   --------   ---------  ----------  -----------
Balances at July 31,         0        $ 0   4,862,046  $8,701,397  $(9,613,579)
1992

 Issuance of common
 stock in connection
 with private placement      0          0     287,500     287,500            0
private placement

   Net loss                  0          0           0           0   (1,360,057)
                    ----------   --------   ---------  ----------  ------------

Balances at July 31,         0          0   5,149,546   8,988,897  (10,973,636)
1993

 Issuance of
preferred stock      1,000,000  3,437,120          0           0            0

   Preferred
dividends paid               0          0          0           0     (204,944)

   Net earnings              0          0          0           0      208,161
                   -----------  ---------  ----------  ---------  ------------
Balances at July 31,
1994                 1,000,000  3,437,120  5,149,546   8,988,897  (10,970,419)

   Preferred
dividends paid               0          0          0           0     (367,910)

   Net earnings              0          0          0           0    2,349,794
                  ------------  ---------  ---------  ----------  -----------
Balances at July 31,
1995                 1,000,000 $3,437,120  5,149,546  $8,988,897  $(8,988,535)
                  ============ ==========  =========  ==========  ============
See accompanying notes to financial statements.

                           THERMWOOD CORPORATION
                          STATEMENTS OF CASH FLOWS

                                                  Years Ended July 31
                                         --------------------------------------
                                             1995         1994        1993
                                         -----------  -----------  ------------
Cash Flows From Operating Activities:
Net earnings (loss)                      $2,349,794   $   208,161  $(1,360,057)
Adjustments to reconcile net earnings
 (loss) to net cash provided (used)
 by operating activities:
   Depreciation and amortization            329,012       292,727     263,071
   Private placement discount                     0             0     345,000
   Provision for inventories                 80,000       130,000     100,000
   Gain on sale of discontinued operations        0             0    (268,107)
   Gain on disposal of property
     and equipment                           (1,850)      (17,500)          0
   Deferred income taxes                 (1,236,000)            0           0
   Changes in operating assets
     and liabilities:
     Accounts receivable                  (500,252)       629,479    (186,325)
     Inventories                          (244,890)      (135,740)    189,723
     Prepaid expenses and other assets    (140,219)        47,261    (129,016)
     Accounts payable and other
       accrued expenses                   (114,974)      (724,399)     43,665
     Accrued interest - related party            0              0     (74,288)
     Customer deposits                     273,154        (96,890)   (388,885)
                                        -----------   ------------ -----------
Net cash provided (used) by
       operating activities                793,775        333,099  (1,465,219)
                                        -----------   ------------ -----------
Cash Flows From Investing Activities:
Proceeds from sale of equipment              1,850         45,985           0
Purchases of property and equipment       (350,111)      (154,753)   (187,565)
Proceeds from sale of
  discontinued operations                        0              0     495,000
                                        -----------     ----------  ----------
Net cash provided (used) by
  investing activities                    (348,261)      (108,768)    307,435
                                        -----------     ----------  ----------
Cash Flows From Financing Activities:
Principal payments on notes payable
 lease obligations and long-term debt      (76,767)      (86,760)    (193,412)
Increase in related party debt                   0        51,046            0
Net proceeds of private placement                0             0      230,000
Payment of notes from private placement          0             0     (575,000)
Net proceeds from bonds issued                   0             0    1,720,550
Payment of dividends on preferred stock   (367,910)     (204,944)           0
                                        -----------     ---------   ----------
Net cash provided (used) by
  financing activities                    (444,677)     (240,658)   1,182,138
                                        -----------     ---------   ---------
Increase (decrease) in cash                    837       (16,327)      24,354

Cash at beginning of year                    9,707        26,034        1,680
                                        -----------   -----------  -----------
Cash at end of year                      $  10,544    $    9,707  $    26,034
                                        ===========    ===========  ==========

See accompanying notes to
financial statements.




               THERMWOOD CORPORATION
           NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

General:

The  Company  operates within  a  single  business
segment  called  industrial automation  equipment,
and manufactures high technology machining systems
and  industrial  robots.  The  Company  sells  its
products  primarily  through  the  assistance   of
dealer  networks established throughout the United
States.   The  Company's  machining  systems   and
industrial robots are utilized principally in the woodworking, plastics and boating industries.

Revenues and Warranties:

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are shipped or when billed for inspected machines being held for future delivery at a customer's request. Estimated costs of product warranties are charged to cost of sales at the time of sale.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:

Property and equipment are recorded at cost for assets purchased and at the present value of minimum lease payments for assets acquired under capital leases. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets, as shown below :

      Buildings and improvements     10 to 30 years
      Equipment                       3 to 10 years

Depreciation expense for 1995, 1994 and 1993 was $289,339, $283,566, and $277,735, respectively.

Research and Development :

Research  and  development costs are  expensed  as
incurred.     Expenditures   for   research    and
development were approximately $246,000,  $244,000
and   $327,000   during  1995,  1994   and   1993,
respectively.

Customer Deposits:

Customer  deposits  are  recorded  as  a   current
liability with no offset against costs incurred on
work-in-process.    As   of   July    31,    1995,
substantially all of the deposits had no incurred work-in-process cost.

Earnings (Loss) Per Share:

Primary  earnings per common and common equivalent
share  is  based  on net earnings  less  preferred
stock   dividend  requirements  and  the  weighted
average   number  of  common  shares   outstanding
adjusted for the incremental shares attributed to dilutive stock options and warrants using the treasury stock method.

Earnings per share assuming full dilution for 1995
is    determined   by   dividing   net    earnings
attributable to common shareholders plus  interest
and  amortization  expense (net of  income  taxes)
related  to convertible debentures by the  sum  of
the  weighted  average  number  of  common  shares
outstanding and the incremental shares  attributed
to  dilutive  common  stock equivalents  and   the
assumed conversion of the convertible debentures.

In  1994 and 1993, shares contingently issuable in
connection with the stock options and warrants and
convertible  subordinated  debentures  have   been
excluded as their impact on earnings (loss) per share would not be dilutive.

Discontinued Operations:

During   1993   the  Company  sold  its   avionics
equipment business known as Digital Sky, including
the  related software, technical data, patents and
trademarks.  Under the sale agreement, the Company
was  permitted to continue to market  products  of
the  avionics  equipment business through  January
1994,  and  thereafter may only  service  products
which  were  previously sold by the  Company.   In
1993  the  Company recognized a gain  of  $268,000
upon the sale of this segment. The results of the avionics equipment business operations have been reported separately in the accompanying statements of operations as a discontinued operation.

Income Taxes:

Deferred tax assets and liabilities are recognized
for  the  future tax consequences attributable  to
differences   between   the  financial   statement
amounts  for  assets  and  liabilities  and  their
respective  tax  bases.  Deferred tax  assets  and
liabilities are measured using enacted  tax  rates
which  apply  to taxable income in  the  years  in
which those temporary differences are expected  to
reverse.    The effect on deferred tax assets  and
liabilities of a change in tax rates is recognized in the period the change is enacted. A valuation allowance is provided when it is more likely than not that some portion or all of net deferred tax assets will not be realized.

Reclassifications:

Certain   amounts   presented  in   prior   years'
financial statements have been reclassified to conform to the current year presentation.

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:

                           1995         1994
                      -----------    ----------
Finished goods         $  260,737    $   72,368
Work-in-process           995,106     1,273,080
Raw materials           1,753,104     1,498,609
                      -----------    ----------
                       $3,008,947    $2,844,057
                      ===========    ==========

Inventories  have  been reduced  by  approximately
$260,000  and  $330,000 as of July  31,  1995  and
1994,  respectively,  to  reflect  valuation   and
obsolescence adjustments.

NOTE C -- LEASES:

The  Company has leased its production  facilities
and  certain  equipment,  primarily  from  related
parties.    Amounts  included  in   property   and
equipment at July 31 relating to capital leases are as follows:

                                     1995           1994
                                  -----------    -----------
Land                              $    73,260    $    73,260
Building and improvements           1,171,778      1,151,101
Furniture and equipment               266,929        359,318
                                  -----------    -----------
                                    1,511,967      1,583,679
Less accumulated amortization         656,178        658,139
                                  -----------     ----------
                                  $   855,789     $  925,540
                                  ===========     ==========

Future minimum lease payments as of July 31, 1995 for all capital leases are as follows:

                                     Capital      Operating
Years ending July 31:                 Leases        Leases
                                    ---------     ---------
                             1996     $35,954       $12,564
                             1997       8,916        12,564
                             1998       8,916        12,564
                             1999       8,916        12,564
                             2000           0             0
                       Thereafter           0             0
                                    ---------    ----------
Total minimum lease payments           62,702       $50,256
Less amount representing interest                ==========
(principally at 12% - 15%)              9,366
                                    ---------
Present value of net minimum
  lease payments                      $53,336
                                    =========

NOTE C -- LEASES (CONTINUED):

Total operating lease expense for 1995, 1994,  and
1993    was    $18,315,   $5,216,   and   $10,041,
respectively.

NOTE D -- BONDS PAYABLE:

In 1993 the Company completed a public offering of
2,070   units  totaling  $2,070,000.   Each   unit
consisted  of  one  Convertible Debenture  in  the
principal  amount of $1,000, bearing  interest  at
12%  per  year, and 500 Redeemable Warrants.   The
bonds were issued at a discount of $254,573 which is being amortized using the interest method.

The Debentures, which mature in February 2003, are
convertible,  unless  previously  redeemed,   into
shares of the Company's common stock at a price of
$1.00   per   share,   subject  to   anti-dilutive
adjustments.  Interest is payable quarterly.   The
Company may, on 30 days written notice, and with the approval of the underwriter of the public offering, redeem the Debentures, in whole or in part, if the closing price of the Company's common stock for the immediately preceding 30 consecutive trading days equals or exceeds $2.50 per share.
The redemption price will be 105% plus accrued interest through the date of redemption.

Each  Warrant entitles the holder to purchase  one
share  of  common stock at a price  of  $3.00  per
share,   subject  to  anti-dilutive   adjustments,
through February 1996. The Company may, on 30 days
notice,  and  with  approval of  the  Underwriter,
redeem  all of the Warrants for $0.05 per  Warrant
if  the  per share closing price of the  Company's
common  stock  for  the immediately  preceding  20
consecutive trading days equals or exceeds 150% of the then Warrant exercise price.

NOTE E -- COMMON STOCK OPTIONS:

The   Company   has   both  a  qualified   and   a
nonqualified  stock  option  plan.   The   Company
reserved  400,000  shares  of  common  stock   for
issuance  under  the qualified plan.   Options  to
purchase 175,000 of the shares have been granted, all of which were exercisable as of July 31, 1995.
These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 350,000 shares of common stock of which options to purchase 200,000 shares were outstanding and exercisable as of July 31, 1995.

Other options to purchase 660,000 shares have been
granted  by the Board of Directors, all  of  which
were  exercisable as of July 31, 1995.  An  option
to purchase 600,000 of these shares was granted to
the  President of the Company.  The option extends
through  October 18, 1997 and permits the purchase
of  200,000 shares at $5.00 per share, 200,000  at
$7.50  per share, and 200,000 at $10.00 per share.
An  option  for 30,000 shares was granted  to  the
law firm of Lalos & Keegan at $1.00 per share,  is
currently exercisable and extends through May  22,
1996.   A  30,000 share option was granted  to  an
employee at $1.00 per share and is exercisable through October 1997.






NOTE E -- COMMON STOCK OPTIONS (CONTINUED):

A summary of common stock options for the years ended July 31 follows:

                             1995                 1994               1993
                     -------------------    -----------------  ----------------
                                  Option               Option             Option
                      Shares      Price     Shares     Price    Shares    Price
                     ----------  -------    -------   ------- ---------  ----
Outstanding at
beginning of year    1,044,750    $ 1.00  1,076,750    $ 1.00 1,131,750    $1.00
                                to 10.00             to 10.00           to 10.00

Granted                       0        0     10,000    $ 1.00         0       0

Canceled/expired          9,750   $ 1.00     42,000    $ 1.00    55,000    $1.00
                                 to 5.00              to 5.00            to 5.00

Exercised                     0        0          0         0         0        0
                    ---------- -------- ---------- -------- --------- --------
Outstanding at                  $   1.00              $  1.00              $1.00
end of year           1,035,000 to 10.00  1,044,750  to 10.00 1,076,750 to 10.00
                     ========== ========  =========  ======== ========= ========
Exercisable at
end of year           1,035,000           1,034,750           1,056,750
                     ==========           =========           =========
Average
exercise price                    $4.84              $4.85               $4.79
                                  =====              =====               =====

NOTE F -- SHAREHOLDERS' EQUITY:

The  Company  is  authorized  to  issue  2,000,000
shares  of  non-voting  preferred  stock,  no  par
value,  of which 1,000,000 shares were issued  and
outstanding  as Series A Preferred Stock  at  July
31,  1995.  All of these shares were issued  to  a
director/shareholder  in  a  conversion  of   debt
transaction  (Notes  G and  H).   The  holders  of
Series  A Preferred Stock are entitled to  receive
cumulative  cash dividends out of the net  profits
of  the  Company at the rate of thirty-four  cents
($0.34)  per share per annum, payable  monthly  in
equal  installments within the first fifteen  days
of  each month for the preceding month as directed
by  the  Board  of Directors of the Company.   The
Company has the right in its sole discretion to redeem the stock at any time at $3.40 per share.
In the event of the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive $3.40 per share plus any unpaid cumulative and current dividends before payment to holders of shares of the Company's common stock.

On  November 30, 1992, the Company entered into  a
private  placement  financing arrangement  wherein
each unit issued consisted of one $10,000 note and
5,000  shares  of  restricted common  stock.   The
notes  were repaid on March 1, 1993.  As a  result
of  this arrangement, the number of common  shares
outstanding  was  increased  by  287,500   shares.
Proceeds  from  the  private  placement,  net   of
$57,500 underwriting costs, were allocated to common stock ($287,500) and the notes ($230,000).
The amount allocated to common stock was based on the fair value of the common stock on the date of issuance.

NOTE F -- SHAREHOLDERS' EQUITY (CONTINUED):

Amounts allocated to common stock and underwriting costs were reflected as a discount on the notes.
Upon repayment of the notes on March 1, 1993, the unamortized discount of $251,000 was charged to operations as an extraordinary loss.

NOTE G -- RELATED PARTY TRANSACTIONS:

Interest expense incurred on debt represented by a
line  of  credit payable to a director/shareholder
totaled  $41,117 during 1994 and  $127,278  during
1993.   There was no interest expense incurred  on
this  debt during 1995.  The Company also  had  an
unsecured promissory note to this director and had
an  unsecured promissory note to a leasing company
owned by this director.  Interest expense incurred
on  the  promissory notes totaled   $9,256  during
1994  and   $19,242  during 1993.   There  was  no
interest on this promissory note during 1995. The line of credit and the promissory note were converted to Series A Preferred Stock on November
18, 1993  (Note H).

The  Company  also  has various capitalized  lease
agreements  with  this  director  and  a   leasing
company  owned  by  this  director.   The  Company
leased  land, building and improvements  from  the
director.   Total  payments made during  1994  and
1993  relating to this lease amounted  to  $19,353
and   $290,310,  respectively.   Interest  expense
relating  to  this  lease aggregated  $64,940  and
$193,987   during  1994  and  1993,  respectively.
There  were  no payments or interest  relating  to
this  lease during 1995.   The net book  value  of
these  leased assets was $749,830 and $778,830  at
July  31,  1995  and  1994, respectively.   During
fiscal year 1994 the capital lease obligation relating to land, building and improvements was converted to preferred stock (Note H).

The   Company   additionally   leases   equipment,
leasehold   improvements  and  demonstration   and
manufacturing equipment from the leasing  company.
In  fiscal year 1991 the Company sold and  leased-
back from the leasing company a machine that it is
using  as  demonstration equipment  in  its  Dale,
Indiana  plant.  The selling price of the  machine
was   $170,000.   There  was  no  gain   or   loss
recognized on this transaction because the machine
was  valued at manufactured cost.  Total  payments
made  during 1995, 1994 and 1993 relating to these
leases  amounted to $64,888, $89,442, and $70,748,
respectively,  of  which  $7,791,   $21,386,   and
$21,475,  respectively,  represent interest.   The
lease obligation as of July 31, 1995 and 1994 was $26,148 and $83,245, respectively.

Director   and   shareholder  -  A  director   and
shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $93,929, $101,599, and $76,694 for 1995, 1994, and 1993,
respectively. The Company had $27,768 and $68,818 in accounts payable at July 31, 1995 and 1994, respectively, relating to legal services.

President  and  secretary  -  The  president   and
secretary of the Company who are husband and wife and are also directors of the Company, are the owners of a dealership which leases office space from the Company. The Company primarily sells its machines directly to the purchaser within this dealer's region; however, sales may also be made directly to the dealer who in turn sells the machine to the purchaser. The agreement between the Company and the dealer is a standard agreement similar to other dealer agreements entered into by the Company.

Rent  income  from the dealership was $7,200  each
year for 1995, 1994 and 1993.    Sales commissions
of  $578,298, $309,509, and $301,114 were paid  to
the dealership during

NOTE G -- RELATED PARTY TRANSACTIONS (CONTINUED):

1995, 1994, and 1993, respectively, for assisting in effecting sales. The Company had no sales to the dealership in 1995, 1994, or 1993.

NOTE H -- RELATED PARTY - DEBT RESTRUCTURING:

On November 18, 1993, the Company entered into an agreement with its major creditor, who is also a director/shareholder, under which the creditor converted approximately $3.4 million in long-term debt (including amounts due under capital leases) to 1,000,000 shares of the Company's Series A
Preferred Stock (Note F).

NOTE I -- INCOME TAXES:

The provisions for income taxes for the years ended July 31 consist of:

                                              1995       1994       1993
                                          ----------- ----------- ---------
Federal:
     Currently payable                     $ (26,000) $         0 $       0
     Deferred benefit                      1,136,000            0         0
                                          ----------- ----------- ---------
                                           1,110,000            0         0
                                          ----------- ----------- ---------
State:
     Currently payable                             0            0         0
     Deferred benefit                        100,000            0         0
                                          ----------- ----------- ---------
                                             100,000            0         0
                                          ----------- ----------- ---------
Total income tax benefit                  $1,210,000  $         0 $       0
                                          =========== =========== =========

A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                             1995        1994         1993
                                        ------------ ------------ ------------
Net earnings (loss) before income taxes  $ 1,139,794  $   208,161  $(1,360,057)
                                        ============ ============ =============
Expected income tax (expense) benefit    $  (422,000)     ( 77,000)     503,000
Carryforward of net operating loss                 0             0     (387,000)
Utilization of net operating
  loss carryforward                          474,000        90,000            0
Reduction in deferred tax
  asset valuation allowance                1,163,000             0            0
Effect of non-deductible items:
  Loss on extinguishment of debt and
   related discount amortization                   0             0     (106,000)
   Meals and entertainment                    (9,000)       (5,000)      (7,000)
   Governmental assessments                        0        (8,000)      (3,000)
Other                                          4,000             0            0
                                         ------------ ------------- -----------
        Totals                           $ 1,210,000  $           0 $         0
                                         ============ ============= ===========

NOTE I -- INCOME TAXES (CONTINUED):

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

                                              1995       1994
                                          ----------- ------------
Deferred tax assets:

     Inventory valuation                  $   204,000 $    209,000
     Warranty reserves                         64,000       78,000
     Other                                     89,000       32,000
     Net operating loss carryforwards       2,554,000    3,028,000
                                          ----------- ------------

                                            2,911,000    3,347,000

     Less valuation allowance              (1,480,000   (3,117,000
                                           ---------- ------------
       Deferred tax assets                  1,431,000      230,000
                                           ---------- ------------
Deferred tax liability:
       Property and equipment                 195,000      230,000
                                           ---------- ------------
       Net deferred tax assets             $1,236,000 $          0
                                           ========== ============

At  July  31, 1995, management has determined that  future
earnings  will  more  likely than not  be  sufficient  for
realization  of  deferred tax assets  including  at  least
partial  utilization of net operating  loss  carryforwards
based   on  the  Company's  recent  history  of  operating
earnings and expectations for the future.

At July 31, 1995, the Company had the following carryforwards for tax purposes:

Operating loss carryforwards expiring in 1997-2008     $6,902,000
General business credits expiring in  1995-2000        $  183,000

The amount of such loss carryforwards and other credits available for utilization in any future year could be limited in the event of a change in ownership as defined by income tax laws.

NOTE J -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consisted of:

                                                  1995         1994
                                              ------------ -------------
Property and income taxes                     $   39,646   $     117,719
Accrued warranties                               173,803         211,628
Other                                            159,400         144,213
                                              ------------ -------------
  Totals                                      $  372,849   $     473,560
                                              ============ =============


Cash Flow Information:

The Company paid cash for interest in the amount of $280,123, $408,067 and $536,606 during 1995, 1994 and
1993, respectively. There was no cash paid for income taxes during 1994 and 1993. During 1995, $35,000 was paid for income taxes.

NOTE J -- ADDITIONAL INFORMATION (CONTINUED):

Non-cash Investing and Financing Activities:

During 1994 the Company converted $3,437,120 of related party notes payable and capital lease obligations to preferred stock (Notes G and H).
During 1995 the Company entered into a lease for office equipment with an unrelated party and incurred a capital lease obligation of $31,929.
During 1993 the Company entered into a lease for computer equipment with an unrelated party and incurred a capital lease obligation of $42,425.

NOTE K -- PENSION AND PROFIT SHARING PLAN:

The  Company has a deferred income 40l(k)  savings
plan  for its employees.  The Company matches  25%
of   employee  contributions  up  to  3%  of  each
employee's wages.  Pension expense for 1995,  1994
and 1993 amounted to $18,588, $18,633 and $16,915,
respectively.  The Company also has  a  management
profit   sharing  plan.   Profit  sharing  expense
amounted  to  $423,037 for 1995 and  $139,012  for
1994.   There  was  no profit sharing  expense  in
1993.




REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
Thermwood Corporation:

Under  date  of September 8, 1995, we reported  on
the balance sheets of Thermwood Corporation as  of
July 31, 1995 and 1994, and the related statements
of operations, shareholders' equity and cash flows
for  each  of  the years in the three-year  period
ended  July  31, 1995, as contained in the  annual
report  on form 10-K for the year ended  July  31,
1995.   In  connection  with  our  audits  of  the
aforementioned  financial  statements,   we   also
audited  the related financial statement  schedule
listed  in  the  accompanying  index.    This
financial statement schedule is the responsibility
of  the  Company's management.  Our responsibility
is   to  express  an  opinion  on  this  financial
statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Indianapolis, Indiana
September 8, 1995



                                          SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS ADDITIONS


                Balance at   Charged to    Charged to
                Beginning    Costs and       Other                    Balance at
                 of year      Expenses      Accounts      Deductions    End of
                                                                         Year
               ------------ ------------- ------------- ------------- ---------

Year Ended
July 31, 1995:

Allowance
for doubtful
accounts
receivable      $25,000       $25,000               0      $34,000 (1) $16,000
                -------       -------       ---------      -------     -------
Year Ended
July 31,
1994:

Allowance
for doubtful
accounts
receivable       $31,500       $25,000              0    $31,500 (1)  $25,000
                 -------       -------      ---------    -------      -------

Year Ended
July 31,
1993

Allowance
for doubtful
accounts
receivable       $31,500             0              0          0      $31,500
                 -------       -------     ----------    -------      -------


      (1)  Uncollectible accounts charged off, net of recoveries.

To The Shareholders and Board of Directors
Thermwood Corporation:

We  consent to incorporation by reference  in  the
registration  statements (No. 33-83742,  33-83744,
33-83746   and   33-83748)   on   Form   S-8    of
Thermwood   Corporation   of   our   report  dated
September 8, 1995, relating to the balance  sheets
of  Thermwood Corporation as of July 31, 1995  and
1994,  and  the related statements of  operations,
shareholders' equity and cash flows  for  each  of
the  years in the three-year period ended July 31,
1995,  and  the  related  schedule, which  reports
appear   in  the July 31, 1995, annual  report  on
Form 10-K of Thermwood Corporation.


KPMG Peat Marwick LLP
Indianapolis, Indiana
October 26, 1995


                             EXHIBIT 11
                STATEMENT REGARDING EARNINGS PER SHARE
                      YEAR ENDED JULY 31, 1995

                                                        Assuming full
                                            Primary        Dilution
                                        --------------  ---------------
Earnings
     Net earnings                         $ 2,349,794    $ 2,349,794
     Less preferred stock dividend           (367,910)      (367,910)
     Add interest expense on
       convertible bonds payable                             263,388
     Add amortization of bond
       discount and issuance costs                            27,660
     Income tax effects of earnings
       adjustments                                          (107,688)
                                        ---------------  --------------
       Total Earnings                       1,981,884      2,165,244

Common and Common Equivalent Shares
     Weighted average common shares         5,149,546      5,149,546          46
     Weighted average common
       equivalent shares related to
       dilutive stock options                  37,606         37,606
     Weighted average common shares
       related to convertible bonds                        2,070,000
                                        ---------------  -------------
       Total Common and Common
         Equivalent Shares                  5,187,152      7,257,152

Earnings per Common and Common
    Equivalent Share                      $      0.38    $     0.30
                                       ===============  ==============

For the years ended July 31, 1994 and 1993, shares contingently issuable in connection with stock options and warrants, and convertible bonds have been excluded as their impact on the earnings (loss) per share would not be dilutive. Accordingly, earnings (loss) per share for such years is based on net earnings (loss) less preferred stock dividends and the weighted average number shares of common stock outstanding.