Form 10-Q
period 1995-10-31
THERMWOOD CORP
filed 1995-12-13
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549



                                Form 10-Q
______________________________________________________________________

     Quarterly Report Pursuant To Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


     For quarter ended October 31, 1995 Commission file number 0-12195



                        THERMWOOD CORPORATION

______________________________________________________________________
        (Exact name of Registrant as specified in its charter)


             INDIANA                               35-1169185
_______________________________           _______________________________
     (State or other jurisdiction of            (I.R.S.  Employer
     incorporation or organization)             Identification No.)



    P. O. Box 436, Dale, Indiana                      47523
_________________________________         _______________________________
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 5,850,546 shares outstanding as of October 31, 1995

                           THERMWOOD CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
Item 1.
                                   Three Months Ended October 31

                                           1995          1994
                                   ------------------------------
  SALES                                 $3,851,297    $3,183,761
    Less commissions                       514,747       367,340
                                   ----------------  ------------
  NET SALES                              3,336,550     2,816,421

  COST OF SALES                          2,080,501     1,751,788
                                   ----------------  ------------
  GROSS PROFIT                           1,256,049     1,064,633

  RESEARCH & DEVELOPMENT,
  MARKETING, ADMINISTRATIVE &
  GENERAL EXPENSES                         955,741       736,753
                                   ----------------  ------------

  OPERATING PROFIT                         300,308       327,880
                                   ----------------  ------------
  OTHER INCOME (EXPENSE)

    Interest expense - related party          (709)       (2,658)
    Interest expense - other               (64,262)      (73,875)
    Other                                   10,512        20,510
                                   ----------------  ------------
        Total Other Income (Expense)       (54,459)      (56,023)

  EARNINGS FROM CONTINUING OPERATIONS      245,849       271,857

    Income taxes                                 0         5,000
                                   ----------------  ------------
  NET EARNINGS                          $  245,849    $  266,857
                                   ================  ============
  Earnings per common and common
  equivalent share:
     Primary                                   .03           .03
     Assuming full dilution                    .03           .03

  Average number of common shares
  outstanding
     Primary                             5,591,213     5,161,311
     Assuming full dilution              7,343,541     7,231,311

  See accompanying notes to financial statements.

                            THERMWOOD CORPORATION
                           CONDENSED BALANCE SHEETS
Item 1.                          (Unaudited)
                                                October 31        July 31
                                                  1995              1995
  ASSETS                                     --------------   -------------
  Current Assets
      Cash                                      $   27,774    $   10,544
      Accounts receivable                        1,088,797     1,181,599
      Inventories--Note B                        3,171,410     3,008,947
      Deferred income taxes                        454,000       454,000
      Prepaid expenses                             249,236       375,165
                                             --------------   ------------
          Total Current Assets                   4,911,217     5,030,255
                                             --------------   ------------
  Other Assets
       Patents, trademarks and other               207,273       211,861
       Deferred income taxes                       782,000       782,000
                                             --------------   ------------
          Total Other Assets                       961,449       993,861
                                             --------------   ------------
  Property and Equipment (net of
    accumulated depreciation                     1,443,241     1,502,977
                                             --------------   ------------
           Total Assets                         $7,395,907    $7,527,093
                                             ==============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
       Accounts payable                         $  818,505    $  792,544
       Accrued liabilities                         679,496       752,688
       Customer deposits                           494,635       642,359
       Current portion of long-term liabilities     21,506        31,598
                                              -------------   ------------
           Total Current Liabilities             2,014,142     2,219,189

  Long-term Liabilities - less current portion
       Capital lease obligations                    20,253        21,738
       Bonds payable, net of
         unamortized discount                    1,245,819     1,848,684
                                              -------------   -------------
           Total Long-term Liabilities           1,266,072     1,870,422
                                              -------------   -------------
  Shareholders' Equity

       Preferred stock, no par value,
         2,000,000 shares authorized,
         980,988 and 1,000,000 shares
         issued and outstanding                  3,372,512     3,437,120
       Common stock, no par value,
         20,000,000 shares authorized
         5,850,546 and 5,149,546 shares
         issued and outstanding                  9,571,259     8,988,897
       Accumulated deficit                      (8,828,078)   (8,988,535)
                                             --------------  -------------
           Total Shareholders' Equity            4,115,693     3,437,482
                                             --------------  -------------
  Total Liabilities and Shareholders' Equity    $7,395,907    $7,527,093
                                             ==============  =============
 See accompanying notes to financial statements.

                                 THERMWOOD CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
    Item 1.                          (Unaudited)

                                        Three Months Ended October 31
                                        -----------------------------
                                             1995           1994
                                        -------------  ---------------
OPERATING ACTIVITIES:
Net earnings                             $   245,849      $   266,857

Adjustments to reconcile net
  income to net cash
  provided by operating activities:
 Depreciation and amortization                89,828          78,828
 Amortization of bond discount                 7,285           6,730

Changes in operating assets and liabilities:
 Accounts receivable                          92,802          26,029
 Inventories                                (162,463)       (182,586)
 Prepaid expenses                            125,929         (26,340)
 Other assets                                      0             700
 Accounts payable                             25,961         (56,959)
 Accrued liabilities                         (73,192)        (67,813)
 Customer deposits                          (147,724)         80,342
                                          -----------    ------------
Net cash provided by operating activities    204,275         125,788
                                          -----------    ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment         (28,843)              0
                                          -----------    ------------
 Net cash used by investing activities       (28,843)              0
                                          -----------    ------------
FINANCING ACTIVITIES:
 Principal payments on lease obligations
        and long-term debt                   (11,577)        (18,299)
 Redemption of preferred stock               (64,608)              0
 Payment of dividends on preferred stock     (85,392)        (87,833)
 Exercise of qualified stock options           3,375               0
                                          -----------    ------------
Net cash  used by financing activities      (158,202)       (106,132)
                                          -----------    ------------
Increase in cash                              17,230          19,656
Cash, beginning of period                     10,544           9,707
                                          -----------    ------------
Cash, end of period                       $   27,774      $   29,363
                                          ===========    ============
ADDITIONAL INFORMATION:
Interest paid                             $   64,971      $   68,334
                                          ===========    ============
Conversion of bonds payable               $  578,987      $        0
                                          ===========    ============
 Subscriptions receivable for
   common stock issued                    $    20,000     $        0
                                          ===========    ============
Asset acquired under capital lease        $         0     $   31,929
                                          ===========    ============
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS:


Note A - Basis of Presentation
___________________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1995 and Form 10-Q for the quarter ended October 31, 1994.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

Note B - Inventories
___________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                     October 31       July 31
Components of inventory:                1995            1995
                                     ----------   ------------
   Raw material                      $1,800,667     $1,753,104
   Work in process                    1,200,680        995,106
   Finished goods                       170,063        260,737
                                     ----------   ------------
Total                                $3,171,410     $3,008,947
                                     ==========   ============

Note C - Reclassifications
________________________

Certain amounts presented in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings per Share
______________________________

Primary earnings per common and common equivalent share is based on net earnings less preferred stock dividend requirements and the weighted average number of common shares outstanding adjusted for the incremental shares attributed to dilutive stock options and warrants using the treasury stock method.

Earnings per share assuming full dilution is determined by dividing net earnings attributable to common shareholders plus interest and amortization expense (net of income taxes) related to convertible debentures by the sum of the weighted average number of common shares outstanding and the incremental shares attributed to dilutive common stock equivalents and the assumed conversion of the convertible debentures.





Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
---------------------
Net sales for the quarter ended October 31, 1995 were $3,336,550, an increase of 18% over the first quarter net sales in fiscal 1995.
Gross profit for the current quarter was $1,256,049, an increase of 18% over the first quarter last year. Cost of sales as a percentage of net sales increased slightly from approximately 62.2% in the first quarter of fiscal year 1995 to approximately 62.4% in the first quarter of fiscal year 1996. This increase was primarily due to an across-the-board wage increase and associated taxes and benefits
during the first quarter of fiscal 1996.    Discounting and a
difference in product mix also contributed to a slight decrease of margin as a percentage of net sales from 37.8% to 37.6% in the current quarter.

The slightly lower gross margin as a percentage of sales coupled with an increased level of research and development, marketing, administrative and general expenses of $955,741 compared with $736,753 for the first quarter of fiscal 1995 resulted in an operating profit of $300,308 compared to $327,880 for the same period in fiscal year 1995, or a decrease of 8.4%. Research and development, marketing, administrative and general expenses were 28.6% of net sales for the quarter ended October 31, 1995 compared to 26.2% for the same period of fiscal 1995. The increase of approximately $200,000 from October 31, 1994 compared to October 31, 1995, is primarily due to increased marketing expenses. Salary increases and related expenses also contributed to the increase.

Interest expense in the first quarter of fiscal year 1996 was $64,971 a decrease of approximately 15% from $76,533 last year. This lower level is due to the conversion of debentures to common stock, thus eliminating the related interest on the converted debentures.

The net earnings in the first quarter of fiscal year 1996 were $245,849 compared to $266,857 in the first quarter of fiscal year 1995, or a decrease of approximately 7.8%. As discussed previously, higher research and development, marketing, administrative and general expenses, along with lower interest expense combined to produce the earnings in the current quarter.

Liquidity and Capital Resources
-------------------------------
The Company's current marketing strategy is focused on the sale and production of low cost standard machines. This type of equipment generally requires a lower level of working capital than the large custom machines which required many months to produce as well as significant labor costs in connection with supporting and servicing these machines.

At October 31, 1995 the Company's working capital was $2,977,075
compared to $2,811,066 at July 31, 1995.   This increase was due to
cash generated from operations. An increase of approximately $162,000 in inventory was due to purchasing bulk quantities of raw materials such as steel in order to now begin internal production of many components which were previously purchased already machined, thus
contributing to reduced product cost.   Current inventory levels are
considered necessary to produce anticipated orders and the backlog of approximately $1,300,000. Current backlog is approximately $560,000 less than the $1,860,000 backlog at July 31, 1995. While a slower period of orders occurred in September and October, November orders
were at more typical levels.   Management anticipates that orders are
now at a normal level and that the backlog will be sufficient at this time to supply working capital to allow the Company to efficiently manufacture its products.

Shareholders' equity increased from $3,437,482 at July 31, 1995 to $4,115,693 in the three-month period ending October 31, 1995. As a result of the increased market price of Thermwood's common stock, holders of the 12% debentures began converting the debentures to common stock. A total of 678,000 shares at a price of $1 per share were converted through October 31, 1995 for an increase to shareholders' equity in the amount of $578,987, net of discount and issuance costs. An additional increase to shareholders' equity of $3,375 occurred as a result of the exercise of qualified stock options by employees.

The Company has redeemed 19,002 shares of preferred stock for the quarter ended October 31, 1995.


                          THERMWOOD CORPORATION
                                 FORM 10Q
                                 10/31/95

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

None.

ITEM 2.  CHANGES IN SECURITIES:

A total of $678,000 of 12% convertible debentures were converted to 678,000 common shares at a price of $1 per share during the quarter ended October 31, 1995. Due to the exercise of qualified stock options by employees an additional 23,000 shares of common stock were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         a.  None.

         b.  Not applicable.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

             None.


    ITEM 5.  OTHER INFORMATION:


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

             None
                                             SIGNATURES
                                             ____________

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)


          December 13, 1995        /s/ Kenneth J. Susnjara
    Date _________________      By__________________________________________
                                   Kenneth J. Susnjara
                                   President (Principal Executive Officer)


          December 13, 1995        /s/ Rebecca F. Fuller
    Date____________            By__________________________________________
                                   Rebecca F. Fuller
                                   Treasurer (Principal Financial Officer)