Form 10-Q
period 1996-01-31
THERMWOOD CORP
filed 1996-03-08
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549





                                 Form 10-Q



          ____________________________________________________________


          Quarterly Report Pursuant To Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934



For quarter ended January 31, 1996       Commission file number 0-12195



                             THERMWOOD CORPORATION

        ____________________________________________________________
           (Exact name of Registrant as specified in its charter)


                INDIANA                               35-1169185
   ____________________________                 __________________________
     (State or other jurisdiction of            (I.R.S.  Employer
     incorporation or organization)              Identification No.)



    P. O. Box 436, Dale, Indiana                           47523
  _______________________________                ________________________
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 6,283,146 shares outstanding as of January 31, 1996


                             THERMWOOD CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
 Item 1.

                                Three Months Ended     Six Months Ended
                                   January 31             January 31
                            ----------------------    -----------------------
                                1996       1995          1996         1995
                            -----------  ----------   ----------- -----------

SALES                       $3,225,514   $3,217,182   $7,076,811  $6,400,943
Less commissions               345,540      353,258      860,287     720,598
                            ----------   ----------   ----------- ----------
NET SALES                    2,879,974    2,863,924    6,216,524   5,680,345

COST OF SALES                1,777,134    1,746,212    3,857,635   3,498,000
                            ----------   ----------   ----------  ----------
GROSS PROFIT                 1,102,840    1,117,712    2,358,889   2,182,345

RESEARCH AND DEVELOPMENT,
MARKETING, ADMINISTRATIVE
AND GENERAL EXPENSES           822,066      776,860    1,777,807   1,513,613
                            ----------   ----------   ----------  ----------
OPERATING PROFIT               280,774      340,852      581,082     668,732

OTHER INCOME (EXPENSE):

 Interest expense -
   related party                  (277)      (2,195)        (986)     (4,853)
 Interest expense - other      (40,485)     (70,373)    (104,747)   (144,248)
 Other                          (2,528)       2,327        7,984      22,837
                            -----------   ----------   ----------  ----------
  Net other income (expense)   (43,290)     (70,241)     (97,749)   (126,264)
                            -----------   ----------   ----------  ----------
EARNINGS BEFORE INCOME TAXES   237,484      270,611      483,333     542,468

Income taxes                         0            0            0       5,000
                            -----------   ----------   ----------  ----------
NET EARNINGS                  $237,484     $270,611     $483,333    $537,468

Earnings per common and common
 equivalent share:
    Primary                        .02         .04          .05         .07
    Assuming full dilution         .02         .04          .05         .07

Average number of common
 shares outstanding
    Primary                  6,396,721   5,149,546    6,174,131    5,155,429
    Assuming full dilution   7,357,721   7,219,546    7,135,131    7,225,429


See notes to condensed financial statements.

                                THERMWOOD CORPORATION
                               CONDENSED BALANCE SHEETS
                                    (Unaudited)
Item 1.    (Continued)

                                           January 31                July 31
                                              1996                     1995
                                        ---------------          -------------
ASSETS
Current Assets
    Cash                                    $    90,344             $   10,544
    Accounts receivable                         699,171              1,181,599
    Inventories--Note B                       3,220,427              3,008,947
    Deferred income taxes                       454,000                454,000
    Prepaid expenses                            283,261                375,165
                                             ----------             ----------
        Total Current Assets                  4,747,203              5,030,255
                                             ----------             ----------
 Property and Equipment (Net of
   Accumulated Depreciation                   1,523,571              1,502,977

Other Assets
   Patents, trademarks and other                149,163                211,861
   Deferred income taxes                        782,000                782,000
                                             ----------              ---------
    Total Other Assets                          931,163                993,861
                                             ----------              ---------
    Total Assets                             $7,201,937             $7,527,093
                                             ----------             ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                           770,537               792,544
     Accrued liabilities                        690,790               752,688
     Customer deposits                          290,045               642,359
     Current portion of long-term
       liabilities                                5,842                31,598
                                             ----------            -----------
   Total Current Liabilities                  1,757,214             2,219,189

Long-term Liabilities - less current portion
     Capital lease obligations                   18,715                21,738
     Bonds payable, net of
      unamortized discount                      861,554             1,848,684
                                              ---------            -----------
         Total Long-term Liabilities            880,269             1,870,422
                                              ---------            -----------
Shareholders' Equity
  Preferred Stock, no par value
   2,000,000 shares authorized, and
   1,000,000 shares issued and outstanding     3,302,819            3,437,120
  Common stock, no par value, 20,000,000
   shares authorized, 6,283,146 and 5,149,546
   shares issued and outstanding               9,955,993            8,988,897
      Less subscriptions receivable              (20,000)                   0
  Accumulated deficit                         (8,674,358)          (8,988,535)
                                              -----------          -----------
    Total Shareholders' Equity                 4,564,454            3,437,482
                                              -----------          -----------
Total Liabilities and Shareholders' Equity    $7,201,937           $7,527,093
                                              ===========          ===========

See notes to condensed financial statements.

                           THERMWOOD CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
Item 1. (Continued)
                                            Six Months Ended January 31
                                             1996              1995
                                          --------------  ---------------
OPERATING ACTIVITIES:
Net earnings                                   $483,333        $537,468


 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization              167,656         146,657
    Amortization of bond discount               14,665          13,579
    Gain on sale of assets                     (15,630)              0

Changes in operating assets and liabilities:
    Accounts receivable                        482,428        (263,492)
    Inventories                               (211,480)       (309,028)
    Prepaid expenses                            91,904          21,304
    Other assets                                     0          (5,265)
    Accounts payable                           (22,007)        119,402
    Accrued liabilities                        (61,898)        (32,404)
    Customer deposits                         (352,314)         63,261
                                              ---------      ----------
Net cash provided by operating activities      576,657         291,482
                                              ---------      ----------
INVESTING ACTIVITIES:
    Proceeds on sale of fixed assets            40,000               0
    Purchases of property and equipment       (209,122)        (65,577)
                                              ---------      ----------
Net cash used by investing activities         (169,122)        (65,577)
                                              ---------      ----------
FINANCING ACTIVITIES:
   Principal payments on long-term liabilities (28,778)        (29,539)
   Payment of dividends on preferred stock    (169,156)       (196,054)
   Redemption of preferred stock              (134,301)              0
   Exercise of qualified stock options           4,500               0
                                              ---------       ---------
Net cash used by financing activities         (327,735)       (225,593)
                                              ---------       ---------
Increase in cash                                79,800             312
Cash, beginning of period                       10,544           9,707
                                              ---------       ---------
Cash, end of period                           $ 90,344        $ 10,019
                                              =========       =========
ADDITIONAL INFORMATION:
Interest paid                                 $ 90,030        $127,146
                                              =========       =========
Conversion of bonds payable,
net of unamortized discount                   $942,596        $      0
                                              =========       =========
Subscriptions receivable for
  common stock issued                         $ 20,000        $      0
                                              =========       =========
Assets acquired under capital lease           $      0        $ 31,929
                                              =========       =========

See notes to condensed financial statements.

NOTES TO CONDENSEDFINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1995 and Form 10-Q for the quarter ended January 31, 1995.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

Note B - Inventories
________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                           January 31      July 31
Components of                 1996           1995
inventory:                ------------    ----------

   Raw material             $1,839,257    $1,753,104
   Work in process             934,735       995,106
   Finished goods              446,435       260,737
                            ----------    ----------
Total                       $3,220,427    $3,008,947
                            ==========    ==========

Note C - Reclassifications
_____________________

Certain amounts presented in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings per Share
____________________________

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Net sales for the quarter ended January 31, 1996 were $2,879,974 a slight increase of less than 1% compared to second quarter net sales in fiscal 1995 and a decrease of approximately 14% from the first quarter of fiscal year 1996. Net sales for the six months of the current fiscal year were $6,216,524, an increase of $536,179, or 9.4%, from last year's six-month period.

Gross profit for the current quarter was $1,102,840, a decrease of 1.3% from the second quarter last year and a decrease of 12% from the first quarter of 1996. Gross profit for the six months ended January 31, 1996 was an increase of approximately $177,000, or 8%, over the same period for fiscal year 1995. Gross profit margin as a percentage of net sales was 38.3% for the quarter ended January 31, 1996 compared to 37.7% for the first quarter of fiscal 1996 and 39.0% during the second quarter of fiscal year 1995 and decreased from 38.4% to 37.9% for the six month periods ended January 31, 1995 and 1996, respectively.

The lower gross margin for the second quarter of fiscal 1996 and increased research and development, marketing, administrative and general expenses resulted in a decrease of approximately $33,000 from net earnings of $270,611 for the second quarter of fiscal year 1995 to $237,484 for the second quarter of fiscal year 1996.

Research and development, marketing and administrative expenses increased slightly for the second quarter of fiscal year 1996 compared to the same period in 1995 but decreased approximately $134,000 or 14% from the first quarter of 1996. Some marketing expenses in the first quarter of fiscal 1996 did not recur during the second quarter.

Interest expense in the second quarter of fiscal year 1996 was $40,762, a decrease of approximately 43.8% from $72,568 for the same quarter last year and a decrease of 5.6% over the first quarter of fiscal year 1996. For the six-month period ended 1996, interest expense was $105,733 compared to $149,101 for the same period of fiscal year 1995, a decrease of approximately 29%. This lower level of interest is due primarily to a reduction of approximately $1.1 million in long-term 12% debentures which were voluntarily converted to common stock. The remaining balance of debentures is approximately $861,000, net of unamortized discount, at January 31, 1996.

Liquidity and Capital Resources
-------------------------------
At January 31, 1996 the Company's working capital was
$2,989,989 compared to $2,811,066 at July 31, 1995.  This
increase was primarily due to cash generated from operations. The Company is now purchasing bulk quantities of raw materials in order to produce many components which were previously purchased already machined, thus increasing inventory approximately $211,000. Several machines were built to a certain point before options were added in anticipation of the needs of customers for a prompt delivery. While this contributed to an increase in inventory, the faster delivery schedules contributed to a lower level of customer deposits which decreased by approximately $352,000 from July 31, 1995.

Backlog  decreased during the second fiscal quarter ended
January 31, 1996 to $900,000 compared to $1,300,000 at the
end of the preceding quarter. Accounts receivable decreased because of lower sales levels in November and December due to the slowing of orders in September and October. Sales in January and February picked up because of increased orders in the months of November and December, and it appears that on the basis of these results, accounts receivable and sales will continue at more normal levels.


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:

             None.


    ITEM 2.  CHANGES IN SECURITIES:

A total of $431,000 of 12% convertible debentures were converted to 431,000 common shares at a price of $1 per share during the quarter ended January 31, 1996. These debentures combined with those converted during the first quarter of fiscal 1996 equal a total of $1,109,000 debentures converted year to date. An additional 1,600 shares of common shares were issued during the quarter ended January 31, 1996 due to the exercise of qualified stock options by employees.
The year-to-date total of qualified stock options exercised is 24,600.


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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



Date____________ By__________________________________________
                 Kenneth J. Susnjara
                 President (Principal Executive Officer)



Date____________ By__________________________________________
                 Rebecca F. Fuller
                 Treasurer (Principal Financial Officer)