Form 10-Q
period 1996-04-30
THERMWOOD CORP
filed 1996-05-31
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549





                           Form 10-Q
     ____________________________________________________

      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended April 30, 1996       Commission file number 0-12195


                       THERMWOOD CORPORATION
    ______________________________________________________
    (Exact name of Registrant as specified in its charter)


          INDIANA                                    35-1169185
    _______________                                __________________
(State or other jurisdiction of                    (I.R.S.  Employer
 incorporation or organization)                     Identification No.)



    P. O. Box 436, Dale, Indiana                         47523
  _______________________________                  ___________________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YesX No


Common Stock, no par value, 6,406,546 shares outstanding as of April 30, 1996


                           THERMWOOD CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

 Item 1.

                                 Three Months Ended        Nine Months Ended
                                       April 30                 April 30

                                  1996        1995        1996         1995
                                 ------      ------      ------       -----
SALES                          $3,342,859  $3,586,361  $10,419,670  $9,987,304
 Less commissions and discounts   400,990     394,963    1,261,277   1,115,561
                               ----------  ----------  -----------  ----------
NET SALES                       2,941,869   3,191,398    9,158,393   8,871,743

COST OF SALES                   1,759,542   1,919,245    5,617,177   5,417,245
                               ----------  ----------  -----------  ----------
GROSS PROFIT                    1,182,327   1,272,153    3,541,216   3,454,498

RESEARCH AND DEVELOPMENT,
 MARKETING, ADMINISTRATIVE
 AND GENERAL EXPENSES             834,767     903,228    2,612,574   2,416,840
                               ----------   ---------  -----------  ----------
OPERATING PROFIT                  347,560     368,925      928,642   1,037,658


Interest expense - related party        0      (1,717)        (889)     (6,570)
Interest expense - other          (39,577)    (71,619)    (144,421)   (215,867)
Other income (expense)             (6,053)     (8,446)       1,931      14,391
                               -----------  ----------  -----------  ----------
 Net other income (expense)       (45,630)    (81,782)    (143,379)   (208,046)

EARNINGS BEFORE INCOME TAXES      301,930     287,143      785,263     829,612

 Income taxes                       9,000       9,900        9,000      14,900
                               -----------  ----------  -----------  ----------
NET EARNINGS                   $  292,930   $ 277,243   $  776,263   $ 814,712
                               ===========  ==========  ===========  =========
 Earnings per common and common equivalent share:
   Primary                     $     0.03   $    0.04   $     0.08   $    0.10
   Assuming full dilution            0.03        0.03         0.08        0.09

Average number of common shares outstanding
   Primary                      6,286,501   5,160,879    6,046,368   5,153,324
   Assuming full dilution       7,177,501   7,230,879    6,286,501   7,223,324


See notes to condensed financial statements.



                            THERMWOOD CORPORATION
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

Item 1.    (Continued)
                                                 April 30          July 31
                                                   1996              1995
                                              -------------       ------------
ASSETS
Current Assets
   Cash                                        $   43,336          $   10,544
   Accounts receivable                            886,030           1,181,599
   Inventories--Note B                          3,346,903           3,008,947
   Deferred income taxes                          454,000             454,000
   Prepaid expenses                               219,347             375,165
                                               -----------         -----------
     Total Current Assets                       4,949,617           5,030,255

Property and Equipment
 (Net of Accumulated Depreciation)              1,488,848           1,502,977

Other Assets
   Patents, trademarks and other                  145,187             211,861
   Deferred income taxes                          782,000             782,000
                                               -----------         -----------
     Total Other Assets                           927,187             993,861
                                               -----------         -----------
       Total Assets                            $7,365,651          $7,527,093
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                           $  656,538          $  792,544
    Accrued liabilities                           648,147             752,688
    Customer deposits                             468,878             642,359
    Current portion of long-term liabilities        2,865              31,598
                                               -----------         -----------
     Total Current Liabilities                  1,776,429           2,219,189

Long-term Liabilities - less current portion
   Capital lease obligations                       20,307              21,738
   Bonds payable, net of unamortized discount     794,247           1,848,684
                                               -----------         -----------
     Total Long-term Liabilities                  814,554           1,870,422
                                               -----------         -----------
Shareholders' Equity
     Preferred Stock, no par value,
        2,000,000 shares authorized
       930,600 and 1,000,000 shares
       issued and outstanding                  3,201,160            3,437,120
     Common stock, no par value,
       20,000,000 shares authorized
       6,406,546 and 5,149,546 shares
       issued and outstanding                 10,082,543            8,988,897
     Less subscriptions receivable               (45,875)              ---
     Accumulated deficit                      (8,463,159)          (8,988,535)
                                             ------------         ------------
     Total Shareholders' Equity                4,774,668            3,437,482
                                             ------------         ------------
Total Liabilities and Shareholders' Equity
                                             $ 7,365,651          $ 7,527,093
                                             ============         ===========
  See notes to condensed financial statements.

                                 THERMWOOD CORPORATION
                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
Item 1. (Continued)

                                                     Nine Months Ended
                                                          April 30
                                                    1996             1995
OPERATING ACTIVITIES:                            -------------   -------------
Net earnings                                      $   776,263     $   814,712

Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization                      211,984         213,984
   Amortization of bond discount and issuance costs    19,590          20,555
   Gain on sale of property and equipment             (15,630)          ---
   Changes in operating assets and liabilities:
      Accounts receivable                             295,569        (625,436)
      Inventories                                    (337,956)       (465,546)
      Prepaid expenses                                155,818          66,963
      Other assets                                      ---            (4,865)
      Accounts payable                               (136,006)         32,625
      Accrued liabilities                            (104,541)        (48,746)
      Customer deposits                              (173,481)        571,702
                                                   -----------      ----------
Net cash provided by operating activities             691,610         575,948

INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment        40,000           ---
   Purchases of property and equipment               (216,981)        (96,563)
                                                   -----------      ----------
Net cash used by investing activities                (176,981)        (96,563)
                                                   -----------      ----------
FINANCING ACTIVITIES:
   Principal payments on notes payable, lease
      obligations and long-term debt                  (30,164)        (54,570)
   Payment of dividends on preferred stock           (250,888)       (281,982)
   Redemption of preferred stock                     (235,960)           ---
   Exercise of qualified stock options                 35,175            ---
                                                   -----------      ----------
Net cash  used by financing activities               (481,837)       (336,552)

Increase in cash                                       32,792         142,833
Cash, beginning of period                              10,544           9,707
                                                   -----------      ----------
Cash, end of period                                $   43,336       $ 152,540
                                                   ===========      ==========
ADDITIONAL INFORMATION:
Interest paid                                      $  119,094       $ 200,438
                                                   ===========      ==========
Conversion of bonds payable, net
  of unamortized discount                          $1,012,596       $   ---
                                                   ===========      ==========
Subscriptions receivable for common stock issued   $   45,875       $   ---
                                                   ===========      ==========
Assets acquired under capital lease                $    ---         $  31,929
                                                   ===========      ==========
Income taxes paid                                  $    9,000       $   2,500
                                                   ===========      ==========
See notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1995 and Form 10-Q for the quarter ended
April 30, 1995.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

Note B - Inventories
________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                       April 30              July 31
                                         1996                 1995
                                     ------------         ------------
Components of inventory:

 Raw material                         $1,841,462           $1,753,104
 Work in process                       1,202,401              995,106
 Finished goods                          303,040              260,737
                                      -----------         ------------
Total                                 $3,346,903           $3,008,947
                                      ===========         ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Net sales for the quarter ended April 30, 1996 were $2,941,869 a decrease of 7.8% from the third quarter net sales in fiscal
1995 and an increase of 2.2% over the second quarter of fiscal year 1996. Net sales for the nine months of the current fiscal year were $9,158.393, an increase of $286,650, or 3.2%, from last year's nine-month period.

Gross profit for the current quarter was $1,182,327, a decrease of 7.1% from the third quarter last year and an increase of 7.2% over the second quarter of 1996. Gross profit for the nine months ended April 30, 1996 was an increase of $86,718, or 2.5%, over the same period of fiscal year 1995. Gross profit as a percentage of net sales was 40.2% compared to 38.3% for the second quarter of 1996 and 39.9% during the third quarter of fiscal year 1995 and decreased from 38.9% to 38.7% for the nine-month periods ended April 30, 1995 and 1996, respectively.

The higher gross profit for the third quarter of fiscal 1996 and reduced interest costs resulted in earnings before income taxes of $301,930, an improvement of $14,787 over a profit of $287,143 for the same period in fiscal year 1995. The cost of sales decrease of 8.9% from the third quarter of fiscal year 1995 was due primarily to proportionately lower net sales for the same period.

Research and development, marketing and administrative and general expenses for the third quarter of fiscal year 1996 decreased approximately 8% from the third quarter of fiscal year 1995 and increased approximately 8% for the nine-month period ended April 30, 1996, compared to the same period in fiscal year 1995. The year-to-date increase is due primarily to increased research and development and marketing expenses for new products which occurred during the first quarter of fiscal 1996.

Interest expense in the third quarter of fiscal year 1996 was $39,577, a decrease of 46% from $73,336 for the same quarter last year and a decrease of approximately 3% over the second quarter of fiscal year 1996. For the nine-month period ended 1996, interest expense was $145,310 compared to $222,437 for the same period of fiscal year 1995, a decrease of approximately 35%. This lower level of interest is due primarily to a reduction of approximately $1.2 million in long-term 12% debentures which were voluntarily converted to common stock. The remaining balance of debentures is approximately $794,000, net of unamortized discount, at April 30, 1996.

The net earnings in the third quarter of fiscal year 1996 were $292,930, an increase of 5.7% over the third quarter of fiscal year 1995. For the nine-month period ended April 30, 1996, net earnings decreased by $38,449 from the net earnings of $814,712 for the first nine months in fiscal year 1995.

Liquidity and Capital Resources
- -------------------------------
At April 30, 1996, the Company's working capital was $3,173,188 compared to $2,811,066 at July 31, 1995. This increase was primarily due to cash generated by operations. Inventory levels were increased to support the backlog covering the shorter production period and faster turnaround of low-cost standard machines now focused upon by the Company.

Backlog increased during the third fiscal quarter ended April 30, 1996 to $1,400,000 compared to $900,000 at the end of the preceding quarter. This increase, along with an increase in accounts receivable from the previous quarter, is due to a return to more normal levels of sales and orders compared to the sales and order levels of the first two quarters of fiscal year 1996. The Company now produces many components previously purchased already machined, increasing work-in-process and raw material inventories.
                   THERMWOOD CORPORATION
                        FORM 10Q
                           4/30/96

    PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:

             None.

    ITEM 2.  CHANGES IN SECURITIES:

             None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         a.  None.

         b.  Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          a. An annual meeting of shareholders was held in Dale, Indiana on December 14, 1995.

        b. All nominees for directors as listed on the Company's proxy statement dated November 22, 1995 were elected.

        c.  Matters voted on by shareholders:

(1.)  Election of directors:
                                  Votes                  Votes
                                    For                 Against      Abstain
                                  --------              -------      -------
          Kenneth J. Susnjara    5,473,326                6,420         0
          Linda S. Susnjara      5,473,326                6,420         0
          Edgar Mulzer           5,473,326                6,420         0
          Peter N. Lalos         5,473,326                6,420         0
          Lee Ray Olinger        5,473,326                6,420         0

(2.) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors:
          Votes for 5,461,526; Votes against 2,500; Abstain 15,720.

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

                   THERMWOOD CORPORATION
                   __________________________
                   (Registrant)



    Date  May 30, 1996 By /s/ Kenneth J. Susnjara___________________
                       President (Principal Executive Officer)



    Date  May 30, 1996 By /s/ Rebecca F. Fuller_____________________
                       Treasurer (Principal Financial Officer)