Form 10-K
period 1996-07-31
THERMWOOD CORP
filed 1996-11-07
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
              Washington D.C.  20549

                    FORM  10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31,  1996

          Commission file number  0-12195
               THERMWOOD CORPORATION
   (Exact name of registrant as specified in its
                     charter)

     INDIANA                       35-1169185
(State of incorporation)           (IRS Employer Identification number)

Old Buffaloville Road
P.O. Box 436
Dale, Indiana                                47523
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

The  aggregate  market value of the  voting  stock
held  by  non-affiliates  of  the  Registrant   at
October  28, 1996 based upon the closing price  of
the  Registrant's Common Stock as reported on  the
American    Stock   Exchange   was   approximately
$13,097,092.

The  number of the Registrant's shares  of  Common
Stock outstanding as of October 28, 1996 was 6,548,546 shares.

Documents Incorporated by Reference :

Exhibits to Registrant's Registration statement on
Form S-1 (No. 2-87641) filed under  the Securities
Act  of  1933  and effective April 12,  1984,  its
Registration Statement on Form  8-A   filed  under
the Securities Act of 1934 and Current Reports filed on form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No.
33-54756) which became effective on February 22, 1993, and amended as of July 14 1995, and its Forms 10-K for the years ended July 31, 1992, July
31, 1993, July 31, 1994 and July 31, 1995.


                     PART   I


Item   1.   Business
--------------------
General

The Company develops, manufactures and markets all
of  its products.  Its operations are divided into
a  number  of  different  areas.   The  production
organization,   which  is  responsible   for   all
manufacturing,  is  directed  by  the   Production
Manager.   Product and production  engineering  is
directed  by  the  Vice President of  Engineering.
The  Machining  Products Division is   responsible
for the sale of the Company's automated industrial
equipment  which includes the CARTESIAN  5  System
and  wood  carving  routers.   This  division   is
managed   by  a  Vice  President.   The  Technical
Services  Division is responsible for  selling  as
well  as  providing  technical  services  and   is
managed by the Vice President of that Division. In
addition,  there  is a marketing  group  which  is
managed  by the Company's President and a research
and  development group which is supervised by  the
Vice   President  of  Engineering.    Each   sales
division is treated as a separate profit center and is generally charged for the production, marketing, and research and development resources it uses to support its operations.

Industry Background
-------------------

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

Products
--------
Automated Industrial Equipment

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

During  fiscal year 1996 the Company  developed  a
wood carving routing system which has replaced the
older Wood Carving Robot, although the Company did
have  a  few  minor sales of this product in 1996.
Retail prices for  the  Wood  Carving  Router  are
approximately $150,000.  This system has  replaced
sales   of   the  Carving  Robot,  and  management
believes that a larger market for the new  machine
will   be  created;  however,  at  this  time   no
assurance for the larger market can be given.

Probe

During  year  ended  July  31,  1996  the  Company
introduced  a  new  five-axis probe  system  which
significantly reduces the time required to program
machining of three-dimensional plastic parts.  The
Company  has  applied  for patents  involving  the
technology underlying this new probe system.  This
product  is also being offered for use on machines
built  by Thermwood's competitors, provided  their
control  system  is upgraded to a Thermwood  91000
SuperControl.  The  probe sells for  approximately
$15,000.   Management hopes the new  technological
capability will result in a larger market share in the plastics industry; however, no assurance to this effect can be given.

Tooling

After  the  end  of  fiscal  year  1996  Thermwood
introduced certain new tooling for its woodworking
line  of CNC routers.  New tooling includes a low-
cost  piggyback  router and a low-cost  8-position
turret.     These   products   are    priced    at
approximately $5,000 for the piggyback router and $12,000 for the turret. Management hopes that these new offerings will allow Thermwood machines to penetrate new markets, however, no assurance to this effect can be given.

SuperControl  Systems

Thermwood  designs and manufactures  its  own  CNC
systems  which  it  uses  primarily  for  its  own
automated    industrial   equipment.     It    had
manufactured two versions of the SuperControl  CNC
system, the 9100A and the 91000.  During the  1994
fiscal   year,   the   more  limited   9100A   was
discontinued.

Marketing
---------
The market for industrial automation equipment can
be  divided into a large number of applications in
a  variety  of  industries.   Thermwood  seeks  to
produce industrial products which address specific
applications in a variety of industries.  It  also
attempts   to  provide  complete,  pre-engineered,
standard  automation systems which require  little
or  no engineering input from the end user.  These
systems   are   designed  for  easy  installation,
programming and use and may be operated and maintained by existing plant personnel without extensive training or technical background.

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

The Company generally sells its products through a
network   of  dealers   supervised  by  the   Vice
President of Sales and the account managers of the
particular operating division responsible for each
product or service.    Dealers  assist the Company
in making sales and are paid on a commission basis
for  this  service.  Commissions  generally  range
from  15% to 20% of the Company's published retail
prices.   As of July 31, 1996 the Company  had  12
authorized   dealers   marketing  its   industrial
products.  Thermwood usually requires each  dealer
to  execute a non-exclusive written agreement.   A
dealer is required to sell one machine within each
six-month   period   in  order   to   retain   its
dealership.  Most dealers concentrate their  sales
efforts  in  specific geographical  areas  and  in
particular  industries  such  as  woodworking   or
plastics,  and  sell  only one  of  the  Company's
product  lines.   However, some  market  and  sell
products to more than one industry and sell both the CARTESIAN 5 systems and the Company's line of Wood Carving Routers.

One  dealer accounted for approximately 14% of the
Company's sales for the fiscal year ended July 31,
1996.   See  Item  13. "Certain Relationships  and
Related Transactions" for information relating  to
the Company's agreement with this dealer which  is
owned by the Company's president and his wife  who
is also an officer and director.  One other dealer
accounted  for approximately 11% of the  Company's
business  during the 1996 fiscal year.   No  other
dealer  accounted for 10% or more of the Company's
business  for the fiscal year.   The loss  of  any
large   dealer  could  have a  materially  adverse
effect  on  the  Company's business.   Thermwood's
business is not seasonal.

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

The  Company  has opened an office in  the  United
Kingdom  to  target the European  Community  as  a
primary market opportunity.  The Company has  also
completed  electromagnetic  interference   ("EMI")
testing  on  its  product lines  which  allow  the
Company    to   comply   with   recent    European
requirements  for computer numerically  controlled
machines.   Sales are expected to begin in  fiscal
year end 1997.

Technical Services
------------------
Management  believes that providing extensive  and
ongoing   technical  services  to   customers   is
essential  for  the success of small  and  medium-
sized companies.  Accordingly, Thermwood offers  a
variety   of   technical  services   through   its
Technical   Services  Division.   These   services
include    training,   installation    assistance,
preventive    maintenance   and   upgrading    and
enhancement  of installed products  as  technology
advances.   The  Technical Services Division  also
has  responsibility for the quality control of the
Company's   industrial   products   during   their
manufacture. Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market.
A toll-free service line is maintained for the use of all owners of the Company's equipment.

Thermwood does not offer its customers written service contracts. Although the Company does not provide its customers with the right to return products, this right may be implied. The Company has incurred no significant expenses or problems in servicing its products.

Product Development
-------------------
Much  of  Thermwood's product  development  effort
during the last two years has been directed toward
development of a variety of cutting and  machining
heads   for  use  on  the  CARTESIAN  5  line   of
equipment. This development is continuing in an effort to broaden the capability of the equipment and thus increase market size for these products.
In addition, the Company has an ongoing program to reduce the manufacturing costs of its products and pass these reductions on to customers in the form of price decreases.

Thermwood  has  completed  efforts  to   add   the
capability  of  performing three-dimensional  wood
carving  to  its  entire  CNC  router  line.   The
resulting system produces carved wood components at a three to ten times faster production rate than the Company's previously marketed carving robot product. Management is now offering these new capabilities and expects sales of these new products to replace sales of the current two-dimensional carving robot product. For the fiscal year ended July 31, 1996, the two-dimensional carving robot accounted for approximately $185,000 or 2% of machine sales.

Development  efforts have been continuing  on  the
91000 SuperControl which is an updated version  of
the CNC control systems formerly used on Thermwood
equipment.    The  basic  system  development   is
complete and is currently being sold and shipped on the Company's equipment. Current efforts are being directed toward adding certain high-end features and capabilities.

Customers
---------
Although  the  Company  has  sold  its  industrial
products  to  large corporations (i.e.,  companies
with  annual  sales approximating or exceeding  $1
billion),  its primary customer base is  comprised
of  small  to  medium-sized  manufacturers  (i.e.,
companies   with   annual   sales   ranging   from
approximately  $10  million to approximately  $500
million) located throughout the United States. No customer accounted for more than 10% of the Company's sales in the fiscal year ended July 31, 1996.

Thermwood   generally  requires  a  purchaser   of
industrial products to pay 30% of the sales  price
when placing the order, an additional 40% prior to
shipment and the balance within 30 days after date
of  invoice.   Charges for technical services  and
spare parts are due within 30 days after billing.

Thermwood   offers   its   customers   a   limited
warranty,  ranging from 90 days for labor  to  one
year   for   parts.   The  Company  also  provides
training    and   installation   services.     See
"Technical Services" above.

Backlog
-------
As of July 31, 1996, the Company's backlog was approximately $1,630,000 compared with a backlog of $1,860,000 as of July 31, 1995. Substantially all of this backlog will be manufactured and delivered prior to October 31, 1996.

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

Management  believes that backlog is  not  a  good
indicator  of  future economic  performance.   The
time  delay  between  receipt  of  the  order  and
shipment of products varies and, in many cases, is
short.   Therefore,  a  portion,  and  perhaps   a
material portion, of each quarter's sales will not appear on a quarterly backlog report.

Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any subsequent period.

Manufacturing and Production
----------------------------
The Company maintains its manufacturing facilities
in  Dale,  Indiana.  See "Property and Facilities"
below.   It manufactures its products on  a  batch
rather  than  a  continuous flow  or  conventional
production  line basis.  Except for  demonstration
models, the Company does not generally manufacture
products  without  a purchase order  although,  in
order   to  expedite  the  manufacturing  process,
certain  basic parts of machines may be fabricated
before  purchase orders are received.   The  major
portion of inventory is purchased to satisfy specific customer orders with the balance acquired from one to four months in advance of projected orders.

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

Raw  materials  are  purchased  from  third  party
sources.    Most  raw  materials  and  components,
including  those  which are custom  made  for  the
Company,  are  either purchased or available  from
several sources.  There are, however, a number  of
components which can only be obtained from  single
source  suppliers.  Management does  not  consider
this to be a problem because it believes that  the
Company  would  be  able to eliminate  or  replace
these   components  if  required.   One   supplier
accounted   for   approximately   17%   of   total
components purchased by the Company for the fiscal year ended July 31, 1996. The materials purchased from this supplier are available from several other sources.

Competition
-----------
There   are   many   manufacturers   of   flexible
automation equipment and CNC machining systems  in
the  United  States  and abroad,  particularly  in
Japan and Europe.  A number of these manufacturers
are   larger,  better  financed  and   have   more
resources  than does the Company.   Many  of  them
have  been  engaged in manufacturing and marketing
automated   industrial   equipment   longer   than
Thermwood.

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

Research and Development
------------------------
Thermwood  plans  to  continue  its  research  and
development efforts  primarily directed toward the
improvement   of   existing   products   and   the
development  of  new, lower  cost  products.   The
Company  utilizes  a variety  of  sources  in  its
research   and   development  efforts,   including
employees,  vendor  engineering  staffs,  contract
employees  who  are retained solely  for  specific
projects,   consultants  and  independent   design
firms.    See  "Product  Development"  above   for
information relating to the Company's current development efforts.

For the fiscal years ended July 31, 1996 and 1995,
the   Company   spent   $284,000   and   $246,000,
respectively, for research and development. There was no customer sponsored research and development during the 1996 fiscal year. Management believes that expenditures need to be increased in order for the Company to maintain a competitive position in the immediate future. However, the Company may eventually be at a competitive disadvantage with respect to firms that spend significantly more on research and development efforts.

Patents, Trade Secrets and Trademarks
-------------------------------------
Thermwood currently holds 20 domestic patents  and
has  applications pending in the United States for
9  additional patents.  There is no assurance that
any    additional   patents   will   be   granted.
Management  does not believe that  major  reliance
can be placed on patents for the protection of its
products  although  patent  protection   for   the
Company's newly developed products is increasing.

Thermwood relies primarily upon trade secret laws,
internal     non-disclosure     safeguards     and
restrictions  incorporated  into  its  dealership,
sales,  employment and other agreements to protect
its  proprietary  property  and  information.   In
addition,  the  Company  has  proprietary   rights
arrangements with its employees which provide  for
the  disclosure and assignment by the employee  to
Thermwood   of   any   discovery,   invention   or
improvement  relating  to  its  business.    While
management  is  unaware  of  any  breach  of   the
Company's   security,  competitors   may   develop
similar  products  outside the protection  of  any
measures   that  Thermwood  takes.   In  addition,
policing   unauthorized  use  of   the   Company's
technology, particularly in foreign countries, may
be  difficult.  The Company has been  unsuccessful
in prosecuting two claims in the United States for
what it believed were prospective unauthorized use
of  proprietary rights.  The Company has not  been
involved   in   any   claims   concerning   patent
infringement.

The  Company  markets its products  under  various
trademarks,  including  THERMWOOD,  CARTESIAN   5,
91000  SUPERCONTROL, CARTESIAN EAGLE,  ROUTER  ART
and    PANEL-CAD.    It   has   three    trademark
registrations and one application for registration in the United States. The Company also has two foreign trademark registrations and applications for seven foreign registrations

Employees
---------
As  of July 31, 1996, the Company had 96 full time
employees,   of   whom   51   were   engaged    in
manufacturing,    9    in    marketing,    9    in
administration, 10 in engineering, 3  in  research
and  development,  and 14 in  technical  services.
None of the Company's employees is a member of any
union   or   collective  bargaining  organization.
Thermwood considers its relationship with its employees to be satisfactory.

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

Item 2.  Properties
-------------------
Thermwood's manufacturing facilities and executive
offices  are  located  in  a  73,000  square  foot
building  in  Dale, Indiana which has been  leased
from   Edgar   Mulzer,   a  director   and   major
stockholder  of the Company.  Management  believes
that  these  facilities are in good condition  and
adequately    satisfy   the   Company's    current
requirements.

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

The   Company  leased  certain  equipment  at   an
aggregate  annual rental of approximately  $65,000
from  one  of  Mr. Mulzer's affiliated  companies,
which  lease  terminated in December,  1995.   See
Item   13.  "Certain  Relationships  and   Related
Transactions."

Item 3.  Legal Proceedings
--------------------------
On  or  about  September 24, 1994, a civil  action
entitled  Ronald L. Hughes and Laurene  Hughes  v.
Plastivax,  Inc.  and  Thermwood  Corporation  and
Temporarily  Yours  Placement Services,  Inc.  and
John Doe, Cause No. 94C-VO0-1285 was filed in  the
Court  of  Common  Pleas  in  Lake  County,  Ohio,
seeking   a  judgment  against  Plastivax,   Inc.,
Thermwood   Corporation,  and  Temporarily   Yours
Placement Services, Inc. for damages caused by  an
injury  Mr.  Hughes  received  while  cleaning   a
machine Thermwood sold Plastivax. Mr. Hughes is suing for damages in the amount of $500,000.
Thermwood's  product liability insurance  company,
U.S.F. & G., is representing the Company in this matter. Thermwood's coverage on any single event is $1,000,000 with a $5,000,000 umbrella.

On September 19, 1996, the Court of Common Pleas in Lake County, Ohio, found that the plaintiff, Ronald Hughes was not entitled to relief from Defendant Thermwood Corporation. The Court found no defective design or manufacture and the risk of climbing onto the machine by the plaintiff was an open and obvious risk and the machine was designed in a manner that a person could not be cut by the router while operating it properly. The motion of Defendant Plastivax, Inc. for summary judgment under Rule 56 of the Ohio Rules of Civil Procedure was denied.

Item  4.   Submission  of Matters  to  a  Vote  of Security Holders
-------------------------------------------------------------------

None.




                      PART  II
                      --------
Item 5. Market for Company's Common Equity  and Related Stockholder Matters
---------------------------------------------------------------------------

The  Common Stock has been traded on the  American
Stock Exchange since 1989 and on the Pacific Stock
Exchange  since  1987.  The following  table  sets
forth the high and low per share sales prices  for
the Common Stock as reported on the American Stock
Exchange  for the Company's last two fiscal  years
ended   July   31,   1996  and  July   31,   1995,
respectively,   and   for  the   interim   periods
indicated:

Common Stock                  Low               High
                          Sales Price       Sales Price
1996
     Fourth Quarter         $  1.79           $  2.50
     Third Quarter          $  1.43           $  1.93
     Second Quarter         $  1.85           $  2.45
     First Quarter          $  1.75           $  2.54

1995
     Fourth Quarter         $   1.00          $  1.63
     Third Quarter          $    .82          $  1.44
     Second Quarter         $    .75          $  1.12
     First Quarter          $    .75          $  1.32


As  of  October 25, 1996, there were approximately
1,200 holders of record of the Common Stock and 6,548,546 shares outstanding.

Thermwood  has  never paid any  dividends  on  its
Common Stock.  The current policy of the Board  of
Directors  is  to  retain  earnings,  if  any,  to
finance  the operation of the Company's  business.
Accordingly,  it  is  anticipated  that  no   cash
dividends will be paid to the holders of the Common Stock in the foreseeable future.

The  Company's  warrants  which  were  listed  for
trading  on the Pacific Stock Exchange expired  on
February  22,  1996  and have not  been  extended.
There   had  been  no  active  market  for   these
securities from February 22, 1993, the date of issuance, through the termination date.

Item 6. Selected Financial Data
-------------------------------

        Operations for the years ended July 31 (in thousands except per share data)

                             1996       1995       1994       1993      1992
                             ----       ----       ----       ----      ----
Sales, less commissions     $12,636   $12,314     $9,985    $10,825   $ 7,508
Gross Profit                  4,925     4,786      3,579      2,173     1,592
Earnings (loss) from
  continuing operations       2,334     2,350        136     (1,394)   (1,768)
Net earnings (loss)         $ 2,334   $ 2,350     $  208    $(1,360)  $(1,928)
                           --------  --------     -------   --------  --------

Net earnings (loss) per
common and common equivalent share:
     Primary                $  0.31   $  0.38    $  0.00    $ (0.27)  $(0.40)
     Assuming full dilution $  0.29   $  0.30    $  0.00    $ (0.27)  $(0.40)
                            -------   -------    -------    --------  -------
Weighted average number of shares:
     Primary                  6,421     5,187      5,150      5,054    4,862
     Assuming full dilution   7,184     7,257      5,150      5,054    4,862
Cash dividends declared per
 common share                     0         0          0          0        0

Financial position at July 31:

Total assets                $8,766     $7,527    $5,418     $6,928    $6,781
Working capital              3,791      2,811     1,706      1,291      (939)
Long-term obligations          709      1,870     1,862      5,711     2,559
Shareholders' equity
   (deficit)                 6,275      3,437     1,456     (1,985)     (912)

Item  7.  Management's Discussion and Analysis  of
--------------------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------
Results of Operations
---------------------

Net  sales  for fiscal year 1996 were $12,636,491,
an increase of 3% from fiscal year 1995, and a 27%
increase from fiscal year 1994.  Backlog decreased
from $1,860,000 at July 31, 1995 to $1,630,000  at
July 31, 1996. Management attributes the decreased
level  of  orders   at fiscal  year  end  1996  to
potential customers waiting to order until after an international machinery show in August.

Gross  profit for fiscal year 1996 was $4,925,353,
or 38.97% of net sales.  The percentage of current
year  gross profit to net sales has increased only
slightly  from  last  year's  38.86%.   A   higher
increase occurred from the gross profit percentage
of   35.83%  in fiscal year 1994.  In the  current
year, gross profit was positively affected by  the
continued   use   of  more  efficient   production
methods;   however,   due  to   an   increase   of
approximately 5% in hourly wages and benefits, the
margin  did not increase as much as it had in  the
prior   year.  A  charge  to  cost  of  sales   of
approximately $80,000 in 1995 and $20,000 in  1996
for  recognition  of  inventory  obsolescence  and
valuation  adjustments  caused  gross  profit   to
decrease  by   less  than  1% in  1995  and  1996.
Management  expects the first  quarter  of  fiscal
year  1997 to continue to  reflect higher  margins
due  to generally higher margins on newly designed
products and better production efficiency due to a
more  experienced work force and manufacturing  of
standard     machines.     Although     management
anticipates that gross profit percentages from operations should continue to improve during 1997, no assurance to this effect can be given.

Research      and     development,      marketing,
administrative   and   general    expenses    were
$3,638,536  in  fiscal  year  1996,  compared   to
$3,315,905  in  1995  and  $3,036,418   in   1994.
Research  and development expenditures aggregating
$284,000  in  1996, versus $246,000  in  1995  and
$244,000  in  1994 are included in  the  foregoing
amounts.   In management's opinion, with  its  new
products and experienced work force the Company can continue to take advantage of the favorable economic conditions.

The  major  portion of the increased research  and
development,  marketing  and  administrative   and
general   expenses   from   1994   to   1996   was
attributable to increased wages and benefits and increased advertising and marketing efforts.

Interest   expense  for  fiscal  year   1996   was
$118,599, a decrease of $176,326 from 1995  and  a
decrease of $302,126 from 1994. The current year decrease from prior years is primarily due to the conversion of 12% convertible debentures to common stock during fiscal year 1996 and reduction of long-term debt during fiscal year 1994 through conversion of preferred stock..

Fiscal  year  1996  net earnings were  $2,334,428,
compared   to  net  earnings  of  $2,349,794   and
$208,161   in   1995   and   1994,   respectively.
Deferred tax benefits of $1,178,000 and $1,236,000
recognized   in   1996  and  1995,   respectively,
contributed   to  the  increases.   This   benefit
primarily resulted from a reduction in a  deferred
tax    asset   valuation   allowance   based    on
management's expectation that future earnings will
more  likely  than  not allow for  realization  of
deferred tax assets including utilization  of  net
operating loss carryforwards. Operating income for
fiscal  year  1996  was  $1,286,817  compared   to
operating  income of $1,470,333  and  $542,133  in
1995  and  1994,  respectively.  The  decrease  in
operating  income  in  1996  from  1995   resulted
primarily  from  increased  salaries  and  related
taxes and benefits.  Other contributing factors to
the   decrease   was  increased  advertising   and
expansion into the European market and increased listing costs due to the conversion of debentures into additional common stock.

Because  of  loss  carryforwards,  there  was   no
federal  income tax expense in 1994.   The Company
has   federal   income  tax  net  operating   loss
carryforwards  of  approximately $6,144,000  which
expire  in the years 1997 through 2008.   It  also
has other tax credits of lesser value which appear in Note I of Notes to Financial Statements.

Liquidity and Capital Resources
-------------------------------
At July 31, 1996 the Company's working capital was
$3,790,586  compared  to $2,811,066  at  July  31,
1995.    This  increase  was  primarily   due   to
increased  profitability including the effects  of
the  deferred tax benefit discussed above.   As  a
result the Company has been able to pay its accounts payable and accrued liabilities in a more timely manner. Increased finished goods inventory for an upcoming trade show also contributed to increased working capital.

Management believes that the focus on marketing, sale and manufacture of standard machines has helped margins and profitability.

The   Company  had  a  positive  cash  flow   from
operating activities for the 1996 fiscal  year  in
the   amount  of  $1,114,580.   Net  earnings   of
$2,334,428, less non-cash deferred tax benefits of
$1,178,000 for the fiscal year, along with the add
back   of   other   non-cash  expenses   such   as
depreciation and amortization of $295,510,  and  a
decrease in accounts receivable contributed  to  a
positive  cash  flow.   However,  an  increase  in
inventories and payment of accounts payable and other accrued liabilities used cash flow.

During   the  1996  fiscal  year,  the   Company's
investing    activities   were    primarily    for
replacement  of  production  equipment   and   the
addition  of  machines and  a  training  area  for
customers.  Expenditures for fixed assets  in  the
1997  fiscal year are anticipated to be for normal
replacements   and   purchases   of   labor-saving
equipment for production. The Company has no plans for any significant capital expenditures in fiscal year 1997.

Principal payments on lease obligations and  long-
term  debt during the 1996 fiscal year were  to  a
leasing  company owned by a related party and  for
leased   office   equipment.   Cash   flows   from
financing activities included $350,055 of dividend payments on preferred stock to a related party.

Item  8.   Financial Statements and  Supplementary Data
-------------------------------------------------------

The  information  called for by  this  Item  8  is
included   following  the  "Index   to   Financial
Statements and Schedules" appearing at the end of this Form 10-K.

Item   9.   Changes  in  and  Disagreements   with
--------------------------------------------------
            Accountants on Accounting and Financial Disclosure
            --------------------------------------------------
None.
                         PART III

Item 10.  Directors and Executive Officers of  the Company
----------------------------------------------------------

Certain   information  about  the  directors   and
officers of the Company is contained in the following table:

Name                               Age                      Position
----                               ---                      --------
Kenneth J. Susnjara (1)             49                 Chairman of the Board
                                                       President and Director

Linda  S. Susnjara (1)              47                 Secretary and Director

Michael P.Hardesty                  42                 Vice President of
                                                         Engineering

Rebecca F. Fuller                   46                 Treasurer

David J. Hildenbrand                39                 Vice President of Sales

Richard Kasten                      44                 Vice President of
                                                         Technical Services

Peter N. Lalos (2)                  62                 Director

Edgar Mulzer (2)                    78                 Director

Lee Ray Olinger                     69                 Director
(2)

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

Compliance  with Section 16 (a) of the  Securities Exchange Act of 1934
-----------------------------------------------------------------------

To  the  Company's knowledge, based  solely  on  a
review  of such materials as are required  by  the
Securities and Exchange  Commission,  no  officer,
director  or  beneficial holder of more  than  ten
percent  of  the Company's issued and  outstanding
shares of Common Stock failed to timely file  with
the Securities and Exchange Commission any form or
report required to be so filed pursuant to Section
16  (a)  of  the Securities Exchange Act  of  1934
during the fiscal year ended July 31, 1996 with the exception of the following: Form 3 was filed by Rebecca Fuller on April 22, 1996 for 3,000 options exercised on March 22, 1996. Form 4 was filed by David
Hildenbrand on April 22, 1996 for 3,000 options exercised on March 22, 1996.


Item 11. Executive Compensation
-------------------------------

The   following  table  sets  forth   the   annual
remuneration  paid during the fiscal  years  ended
July   31,  1996,  1995  and  1994  to  the  Chief
Executive  Officer and to each  of  the  executive
officers  of  the Company whose total fiscal  1996
remuneration exceeded $100,000 and to all officers of the Company as a group.


                                      Summary Compensation Table

                                                      Long-term
                            Annual compensation        compensation
                            -------------------      --------------
                                                      Awards  Payouts
                                             Other    ------  -------   All
Name and                                     Annual   Options/  LTIP   Other
principal                                    Compen-  SARs (#) Payouts Compensa-
position              Year   Salary   Bonus  sation                     sation
---------             ----   ------  ------  -------  --------  ------- --------
Kenneth J. Susnjara
Chairman of the       1996   63,000  83,242  2,000    650,000      0       0
Board, President      1995   63,000  94,739  2,000          0      0       0
and director          1994   74,250       0  2,000          0      0       0

Michael Hardesty      1996   48,000  58,269      0          0      0       0
Vice-president        1995   48,000  66,317      0          0      0       0
Engineering

David Hildenbrand     1996   45,000  56,818      0     12,000      0       0
Vice-president Sales  1995   45,000  73,964

All other officers as 1996   80,000  76,369      0          0      0       0
a group (2) persons   1995   80,000  77,618      0          0      0       0

All other officers as
a group (4) persons   1994  170,116   4,237      0          0      0       0   7


(1)     Other   annual   compensation   represents
directors' fees paid to Mr. Susnjara.

   An  additional 135,000 stock options, including
12,000  to David Hildenbrand,   were issued  under
the  Qualified  Stock Option Plan in  fiscal  year
1996.  Also under the Qualified Stock Option Plan,
52,000  options were exercised and 50,000 expired.
A  total of 30,000 options under the Non-Qualified
Stock  Option  Plan were exercised  during  fiscal
year July 31, 1996.  At July 31, 1996 the exercise
price of some of the unexercised options were less
than  the  market  price of the  Company's  Common
Stock.    On   September  6,  1994,   registration
statements  on  Form  S-8  were  filed  with   the
Securities  and  Exchange  Commission  under   the
Securities Act of 1933 in connection with the registration of shares of the Company's Common
Stock under the Company's Employee Incentive Stock
Option Plan and Non-Qualified Stock Option Plan.

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

Profit Sharing Plan.
--------------------
In 1985, the Company instituted a management profit sharing plan. This plan has been operative since fiscal 1987, and was continued in an amended form for fiscal 1996. Covered under the plan are the Chairman of its Board of Directors, the President, Vice President of Engineering, Vice
President  of  Sales, Vice President of  Technical
Services, the Treasurer and various departmental managers.

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

Incentive Stock Option Plan.
----------------------------

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

Options  granted under the Qualified Plan are  not
transferable  other than by will or  the  laws  of
descent  and distribution.  Options granted  under
the  Qualified Plan are protected by anti-dilution
provisions   increasing  the  number   of   shares
issuable  thereunder  and  reducing  the  exercise
price  of  such options, under certain conditions.
During  fiscal  year 1996, the life  term  of  the
Qualified Plan was extended from December 3,  1995
to  December 3, 2000, or on such earlier  date  as
the  Board of Directors may determine.  Any option
outstanding  at the termination date  will  remain
outstanding  at  the termination  date   until  it
expires or is exercised in full, whichever occurs first.

As  of  July 31, 1996, options to acquire  208,000
shares of the Company's common stock for ten years
at exercise prices of $1.00 to $2.00 per share had
been  granted  under  the  Qualified  Plan  to  19
employees  of  the  Company.   Options   for   the
purchase of 208,000 shares were exercisable as of July 31, 1996.

Non-qualified Stock Option Plan.
--------------------------------
Under Thermwood's Non-qualified Stock Option  Plan
("NSO Plan"), options to purchase a maximum of 350,000 shares of its Common Stock may be granted to officers, directors, and other key employees.

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

The  Committee may grant an optionee the right  to
surrender all or a portion of his accrued  options
to  the Company and receive from it the difference
between the option price and the then fair  market
value.    Options   become  exercisable   in   25%
installments  each year beginning  in  the  second
year   through  the  fifth  year.    Options   are
generally  not  transferable and  are  conditioned
upon  the  optionee  remaining  in  the  Company's
employ for at least one year from the date of  its
grant.   Under  the  NSO Plan, no  option  may  be
granted  after  January 1, 2005 and  the  exercise
price  of  such options may not be less  than  the
then   fair  market  value.   It  is  within   the
Committee's   discretion  to  grant  anti-dilution
provisions   to  each  optionee.   Under   present
federal  income tax law, an employee,  officer  or
director  who is granted an option will  not  have
any  income  upon the grant of an option  and  the
Company  will not be entitled to any deduction  at
the  time.  When an optionee exercises his option,
ordinary  income will be realized by him, measured
by  the  excess of the fair market  value  of  the
shares  over  the price paid for the shares.   The
Company  will be entitled to a deduction equal  to
the amount of income realized by the holder of the
option.  If the optionee surrenders all or part of
his option for a cash or common stock payment,  he
will realize ordinary income in the amount of cash
or  fair  market  value of  stock  received.   The
Company will be entitled to a deduction equal to the amount of income realized by the optionee.

As  of  July  31, 1995 options to acquire  200,000
shares of the Company's common stock at exercise prices ranging from $1.125 to $2.00 per share have been granted under the NSO Plan to four directors and officers of Thermwood, all of which are presently exercisable.

Other options.
--------------
Other options to purchase 650,000 shares have been
granted  by the Board of Directors, all  of  which
were  exercisable as of July 31, 1996.  An  option
to purchase 600,000 of these shares was granted to
the  President of the Company.  The option extends
through  October 18, 1997 and permits the purchase
of  300,000 shares at $3.00 per share and  300,000
at  $6.00 per share.  The current options  replace
cancelled  options of 200,000 at $5.00 per  share,
200,000  at $7.50 per share and 200,000 at  $10.00
per  share.   An  option  for  30,000  shares  was
granted to the law firm of Lalos & Keegan at $1.00
per  share,  and was exercised during fiscal  year
ended  July  31, 1996.  A 30,000 share option  was
granted to an employee at $1.00 per share  and  is
exercisable  through October 1997.  An  additional
20,000  shares at $1.6875 per share  were  granted
during fiscal year ended July 31, 1996 to R. Jerry
Falkner,  a  principal in a public relations  firm
for   the   Company.   The  option  is   currently
exercisable and extends through February, 2006.


Section 401(k) Plan
-------------------
The  Company adopted a tax-qualified cash  savings
plan (the "401(k) Plan") which became effective in
October 1989.  This Plan covers all employees  who
have  completed  12  months of continuous  service
prior  to  a  plan  entry date.  Pursuant  to  the
401(k)  Plan, eligible employees may  make  salary
deferral (before tax) contributions of up  to  12%
of their total compensation per plan year up to  a
specified  maximum contribution as  determined  by
the  Internal  Revenue Service.  The Company  also
makes  matching contributions equal to 25% of  the
employee's contribution up to a maximum of  3%  of
the  employee's annual compensation.   The  401(k)
Plan also includes provisions which authorize  the
Company to make discretionary contributions.  Such
contributions,  if made, are allocated  among  all
eligible employees as determined under the  401(k)
Plan.   The  trustee   under the  401(k)  Plan  is
Merrill Lynch of Evansville, Indiana. It invests the assets of each participant's account in funds at the direction of such participant.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management:
--------------------------------------------------

The following table sets forth certain information regarding the Company's Common Stock, including shares underlying the convertible debentures and exercisable Common Stock warrants and options owned as of September 30, 1996 by (i) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, and (iii) all officers and directors as a group:

                                                    Shares Owned
                                                      Including
                                                        Those
                                                     Underlying
                                       Percentage     Exercisable  Percentage
Names and Addresses           Shares    of Total        Options,    of Total
of Beneficial                Owned at  Outstanding   Warrants and  Outstanding
Owners (1)                   July 31,    Shares       Convertible    Shares
                              1996       Owned       Securities      Owned
                                          (2)
---------------------      ----------  ------------  ------------- ----------
Kenneth J. Susnjara (3,4)   1,330,000     20.3        2,130,000(5)   25.0(5)
(3,4)

Edgar Mulzer                  940,562     14.4          990,562(6)   11.6(6)
401 10th Street
Tell  City, Indiana 47586

Peter N. Lalos                 25,000      0.4           95,000(7)    1.1(7)
14312 Darnstown Road
Gaithersburg, Maryland 20878

Linda  S.  Susnjara (3,4)           0        0           50,000(8)     .6(8)

Lee Ray Olinger                     0        0                0         0
c/o First Bank of Huntingburg
4th and Main Street
Huntingburg, IN  47542

All Officers and
Directors                   2,356,562     35.6           3,376,562      39.7
as a Group (9 persons)                                   (5,6,7,8)   (5,6,7,8)

(1)   Except as indicated in (4), all  shares  are
beneficially  owned  and  the  sole   voting   and
investment power is held by the person indicated.

(2) Excludes (i) an aggregate of 763,000 shares of
Common Stock reserved for issuance upon conversion
of  debentures; (ii) 400,000 shares  reserved  for
issuance  under  the  Company's  Qualified   Stock
Option  Plan of which options to purchase  208,000
shares  have been granted and options to  purchase
208,000  shares  are currently exercisable;  (iii)
350,000  shares  reserved for issuance  under  the
Company's Non-Qualified Stock Option Plan of which
options  to  purchase  200,000  shares  have  been
granted   and  are  currently  exercisable;   (iv)
600,000 shares reserved for issuance upon exercise
of  options granted to Mr. Susnjara, all of  which
are   currently  exercisable;  (v)  20,000  shares
reserved  for  issuance of options granted  to  R.
Jerry   Falkner,  all  of  which   are   currently
exercisable; and (vi) 30,000 shares reserved for issuance upon exercise of options granted to an employee, all of which are currently exercisable.
See Item 11. "Executive Compensation" and Item 13.
"Certain Relationships and Related  Transactions."

(3) The address of this person is c/o the Company.

(4) Mr. and Mrs. Susnjara may each be deemed to be a beneficial owner of the Company's securities owned by the other because of their marital relationship.

(5) Includes (i) an aggregate of 50,000 shares issuable upon conversion of debentures owned by Mr. Susnjara; (ii) 50,000 shares issuable upon the exercise of options granted to Mr. Susnjara under the Company's Non-Qualified Stock Option Plan; and
(iii) 600,000 shares issuable upon the exercise of other options granted to him.

(6) Includes 50,000 shares issuable upon the exercise of options granted to Mr. Mulzer under the Company's Non-Qualified Stock Option Plan.

(7) Includes (i) an aggregate of 20,000 shares issuable upon conversion of debentures owned by Mr. Lalos; and (ii) 50,000 shares issuable upon the exercise of options granted to Mr. Lalos under the Company's Non-Qualified Stock Option Plan.

(8) Includes 50,000 shares issuable upon the exercise of options granted to Mrs. Susnjara under the Company's Non-Qualified Stock Option Plan.

Item   13.   Certain  Relationships  and   Related
Transactions:

Bank Loans from Affiliated Parties:

Thermwood  had  an  agreement,  which  expired  on
September  25,  1992, to borrow up  to  $1,500,000
from the Dale State Bank (the "Dale Bank") in  the
form of a line of credit.  Mr. Mulzer was Chairman
of  the Board and the principal shareholder of the
Dale  Bank  during the period that this  loan  was
made.    He  is  also  a  director  and  principal
shareholder  of  the  Company.   The   loan   bore
interest  at the annual rate of prime  plus  2.5%,
payable quarterly, and was secured by all  of  the
Company's  assets.  Thermwood replaced this  loan,
as  of September 25, 1992, with a term loan in the
amount  of  $1,500,000 from the  Dale  Bank,  also
secured  by  all  of  the Company's  assets.   The
principal of the term loan, together with interest
at the annual rate of prime plus 2.75%, was due on
March  24,  1993, at which time it was assumed  by
Mr.   Mulzer,  who  had  agreed  to  collect  only
interest, payable quarterly, until August 1, 1994,
at  which  time  amortization was to  have  begun.
Interest  expense on the Company's loans from  the
Bank  and  Mr. Mulzer totaled $41,117  for  fiscal
year  1994.  There was no interest expense on this
loan during fiscal 1995 and 1996.   The balance of
this  loan in the amount of $1,499,800, along with
accrued  interest in the amount  of  $23,011,  was
converted   to  Series  A  Preferred  Stock   (the
"Preferred Stock") on November 18, 1993.

Other Loans from Affiliated Party:

On  March  26, 1986, the Company borrowed $250,000
from  Mr.  Mulzer under a promissory note  bearing
annual interest at the rate 10.5%.  In March  1991
the note was converted into a self amortizing five-
year term loan, payable in monthly installments of
principal  and  interest of $5,373  through  March
1996.   On November 18, 1994, the balance of  this
note  in the amount of $169,218 along with accrued
interest in the amount of $13,971 was converted to
Preferred  Stock.  Interest expense on  this  loan
was  $9,256  in  1994.    There  was  no  interest
expense on this loan in 1995 and 1996.

Sale  and Lease Back of Company's Facilities  with
Affiliated Party:

In   February  1987  the  Company  purchased   its
premises  from  an  independent  third  party  for
$1,000,636  and simultaneously resold  it  to  Mr.
Mulzer  for  $1,800,000.  At  the  same  time  the
Company  leased the premises back from Mr.  Mulzer
for  a  20-year  period at  a  monthly  rental  of
$19,353  or  approximately $232,000 on  an  annual
basis.   Total lease payments and accrued interest
were $138,579 for fiscal year 1994. There were no lease payments or interest expense for fiscal years 1995 and 1996.

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

Conversion by Affiliated Party of Debt to Preferred Stock:
----------------------------------------------------------

As  previously  noted, an aggregate of  $3,437,120
owed  to  Mr. Mulzer was converted to an aggregate
of 1,000,000 shares of Preferred Stock on November
18,  1993.  The holders of the Preferred Stock are
entitled to receive cumulative cash dividends  out
of  the net profits of the Company at the rate  of
thirty-four  cents ($0.34) per  share  per  annum,
payable  monthly in equal installments within  the
first fifteen days of each month for the preceding
month as directed by the Board of Directors of the
Company.   The Company has the right in  its  sole
discretion  to  redeem the stock at  any  time  at
$3.40  per  share.   The Company redeemed  100,000
shares of the preferred stock for a total of $340,000 during fiscal year 1996. Dividends were paid in the amount of $330,055 for the fiscal year
1996.

Equipment Leases with Affiliated Party:
---------------------------------------

Thermwood  has  entered  into  agreements  with  a
company  owned by Mr. Mulzer pursuant to which  it
has  leased  certain computer,  demonstration  and
manufacturing equipment with a right  to  purchase
this  equipment  at the end of the  term  of  each
agreement   for   nominal  consideration.    Lease
payments under these agreements were $27,037 for the 1996 fiscal year. These leases terminated in fiscal year 1996.

Product Sales Through and Lease Agreement With Affiliated Dealer:
-----------------------------------------------------------------

Mr. and Mrs. Susnjara are the owners of Automation
Associates Incorporated ("AAI"), a dealer  of  the
Company's   industrial  products.   The  agreement
between  the  Company and AAI  contains  the  same
terms   and   conditions  as  do   the   Company's
agreements  with its other dealers.   The  Company
sold  no products to AAI during fiscal year  1996,
but  paid  AAI $349,584 in commissions during  the
year   for   assisting  in  effecting   sales   of
approximately $1,900,000. This amount represents approximately 14% of the Company's gross sales for fiscal year 1996. AAI also leases space from the Company at what management believes is a fair market rate. Rental payments were $7,200 during the 1996 fiscal year.

Payment of Legal Fees to Affiliated Party:
------------------------------------------

Lalos  & Keegan, a law firm in which Mr. Lalos  is
the  senior  partner, accrued fees  of   $103,000,
$94,000,  $102,000,  for the  fiscal  years  1996,
1995, and 1994, respectively.  During fiscal  year
1996  the  Company paid this firm an aggregate  of
$131,000,  of which $28,000 represented previously
accrued  fees.  Accordingly, as of July  31,  1996
the Company carried no balance for Lalos & Keegan.
This firm performs patent, trademark, general corporate and litigation services for the Company.

Fairness of Transactions with Affiliated Parties:
-------------------------------------------------

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


                                    PART   IV
                                    ---------
Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K:
--------------------------------------------------

(a) The following documents are filed as a part of this report:
     1.  Financial Statements:

     Index to Financial Statements:            Page
     Reference                                 ----
     ---------
     Independent Auditors' Report               34

     Financial Statements:
      Balance Sheets - July 31, 1996 and 1995   35

      Statements of Operations - Years ended
      July 31, 1996, 1995 and 1994              37

      Statements of Shareholders' Equity
      Years Ended July 31, 1996, 1995 and 1994  39

      Statements of Cash Flows - Years ended
      July 31, 1996, 1995 and 1994              40

      Notes to Financial Statements             41

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

Date:
October 29, 1996              /s/ Kenneth J. Susnjara
                              -----------------------
                              Kenneth J. Susnjara, Chairman
                              of the Board  and President
                              (Principle Executive Officer)

       Pursuant   to  the  requirements   of   the
Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:
October 29, 1996              /s/ Kenneth J. Susnjara
                              -----------------------
                              Kenneth J. Susnjara, Chairman
                              of the Board and President
                              (Principal Executive Officer)

Date:
October 29, 1996              /s/ Rebecca F. Fuller
                              ---------------------
                              Rebecca F. Fuller, Treasurer
                              (Principal Financial and
                              Accounting Officer)

Date:
October 29, 1996              /s/ Linda S. Susnjara
                              ---------------------
                              Linda S. Susnjara, Secretary

Date:
October 29, 1996              /s/ Peter N. Lalos
                              ------------------
                              Peter N. Lalos, Director

Date:
October 29, 1996              /s/ Edgar Mulzer
                              ----------------
                              Edgar Mulzer, Director

Date: October 29, 1996        ----------------------
                              Lee Ray   Olinger,
                              Director



           INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying balance sheets of
Thermwood  Corporation as of  July  31,  1996  and
1995,  and  the related statements of  operations,
shareholders' equity and cash flows  for  each  of
the  years in the three-year period ended July 31,
1996.    These   financial  statements   are   the
responsibility  of the Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In  our opinion, the financial statements referred
to above present fairly, in all material respects,
the financial position of Thermwood Corporation as
of  July 31, 1996 and 1995, and the results of its
operations  and  its cash flows for  each  of  the
years  in  the  three-year period ended  July  31,
1996,   in   conformity  with  generally  accepted
accounting principles.



KPMG Peat Marwick LLP
Indianapolis, Indiana
September 13, 1996





                        THERMWOOD CORPORATION
                           BALANCE SHEETS

                                                       July 31
                                                 1996           1995
                                             ------------  --------------
               Assets

Current Assets

    Cash                                      $    18,995  $   10,544
    Accounts receivable, less allowance
    for doubtful accounts ($25,000 for
    1996 and $16,000 for 1995)                    812,540    1,181,599
    Inventories                                 3,329,337    3,008,947
    Deferred income taxes                       1,073,000      454,000
    Prepaid expenses                              339,015      375,165
                                              -----------  -----------

         Total Current Assets                   5,572,887    5,030,255
                                              -----------  -----------

Property and Equipment

   Land                                            73,260       73,260
   Buildings and improvements                   1,235,621    1,171,778
   Furniture and equipment                      2,331,461    2,069,774
   Construction in progress                       168,140      121,535
     Less accumulated depreciation
       and amortization                        (2,115,795)  (1,933,370)
                                               -----------  -----------
         Net Property and Equipment             1,692,687    1,502,977
                                               -----------  -----------
Other Assets

   Patents, trademarks and other                  131,899      123,563
   Bond issuance costs less
     accumulated amortization                      27,817       88,298
   Deferred income taxes                        1,341,000      782,000
                                               -----------  -----------
         Total Other Assets                     1,500,716      993,861
                                               -----------  -----------
Total Assets                                   $8,766,290   $7,527,093
                                               ===========  ===========


                                                        July 31
                                                   1996          1995
Liabilities and Shareholders' Equity          --------------  -------------

Current Liabilities
     Accounts payable                           $   694,603    $   792,544
     Accrued compensation and payroll taxes         349,136        379,839
     Customer deposits                              494,009        642,359
     Other accrued liabilities                      238,288        372,849
     Current portions of:
       Capital lease obligations                      6,264          5,450
       Capital lease obligations - related party          0         26,148
                                                ------------  -------------

           Total Current Liabilities              1,782,300      2,219,189
                                                ------------  -------------

Long-Term Liabilities,  Less Current Portion

     Capital lease obligations                       15,474         21,738
     Bonds payable, net of unamortized
       discount of $69,721 for 1996
       and $221,316 for 1995                        693,279      1,848,684
                                                ------------  -------------

           Total Long-Term Liabilities              708,753      1,870,422
                                                ------------  -------------
Shareholders' Equity
     Preferred stock, no par value, 2,000,000
       shares authorized, 900,000 and 1,000,000
       shares issued and outstanding for 1996
       and 1995, respectively                     3,097,120      3,437,120
     Common stock, no par value, 20,000,000
       shares authorized, 6,538,546 and 5,149,546
       shares issued and outstanding for 1996
       and 1995, respectively                    10,190,404      8,988,897
     Accumulated deficit                         (6,984,162)    (8,988,535)
                                                 -----------  -------------
                                                  6,303,362      3,437,482
     Less subscriptions receivable                   28,125              0
                                                 -----------  -------------
           Total Shareholders' Equity             6,275,237      3,437,482
                                                 -----------  -------------
Total Liabilities and Shareholders' Equity       $8,766,290     $7,527,093
                                                 ===========  =============

See accompanying notes to financial
statements.





                                THERMWOOD CORPORATION
                              STATEMENTS OF OPERATIONS

                                            Years Ended July 31
                                     1996         1995         1994
                               -------------  ------------  ------------
Sales                           $14,264,663   $13,828,318   $10,932,467
   Less commissions               1,628,172     1,514,047       947,126
                               -------------  ------------  ------------
Net Sales                        12,636,491    12,314,271     9,985,341

Cost of Sales                     7,711,138     7,528,034     6,406,800
                               -------------  ------------  ------------
Gross Profit                      4,925,353     4,786,237     3,578,541

Research and development,
marketing, administrative
and general expenses              3,638,536     3,315,904     3,036,408
                               -------------  ------------  ------------

        Operating income          1,286,817     1,470,333       542,133
                               -------------  ------------  ------------
Other income (expense):
   Interest expense - related party    (889)       (7,791)     (130,277)
   Interest expense - other        (117,710)     (287,134)     (290,448)
        Other                         6,210       (35,614)       14,738
                               -------------  ------------  ------------

      Other expense, net           (112,389)     (330,539)     (405,987)

Earnings from continuing
operations before income taxes     1,174,42     1,139,794       136,146
Income tax benefit                1,160,000     1,210,000             0
                               -------------  ------------  -------------
Earnings from continuing
   operations                     2,334,428     2,349,794       136,146
                               -------------  ------------  -------------
Earnings from discontinued
operations, net                           0             0        72,015
                               -------------  ------------  -------------

        Net earnings             $2,334,428    $2,349,794    $  208,161
                               =============  ============  =============


Earnings (loss) per common
and common equivalent share:
       Primary:
          Continuing operations       $0.31         $0.38       $(0.01)
          Discontinued operations      0.00          0.00         0.01
                                ------------  -------------  ------------

             Net earnings per share   $0.31         $0.38       $ 0.00
                                ============  =============  ============
       Assuming full dilution:
          Continuing operations       $0.29         $0.30       $(0.01)
          Discontinued operations      0.00          0.00         0.00
                                ------------  -------------  ------------

             Net earnings per share   $0.29         $0.30       $ 0.00

Weighted average number of shares:
          Primary                 6,421,102     5,187,152    5,149,546
          Assuming full dilution  7,184,102     7,257,152    5,149,546

See accompanying notes to financial statements.

                               THERMWOOD CORPORATION
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                      Years ended July 31, 1996, 1995 and 1994

                 Preferred Stock                  Common Stock
                                                       Subscriptions Accumulated
               Shares     Amount    Shares     Amount   Receivable   (Deficit)
               ------    --------   ---------  --------- --------- -----------
Balances at
July 31, 1993       0           0   5,149,546  8,988,897       0    (10,973,636)

Issuance of
preferred
stock        1,000,000  3,437,120          0          0        0             0

Preferred
dividends paid       0         0           0          0        0      (204,944)
Net earnings         0         0           0          0        0       208,161
             --------- --------- -----------  --------- -------- -------------
Balances at
July 31,1994 1,000,000 3,437,120   5,149,546  8,988,897        0   (10,970,419)

Preferred dividends
paid                 0         0           0          0        0      (367,910)

Net earnings         0         0           0          0        0     2,349,794
             --------- --------- -----------  --------- -------- -------------

Balances at
July 31,1995 1,000,000  3,437,120   5,149,546  8,988,897        0   (8,988,535)

Preferred dividends
paid                0          0           0          0         0   (330,055)
Redemption of
preferred stock
stock        (100,000)  (340,000)          0          0         0            0

Conversion of 12%
debentures, net
of related
bond issuance costs
and unamortized
discount            0           0  1,307,000  1,115,507         0            0


Exercise of
qualified stock
options             0           0     52,000     56,000   (28,125)           0

Exercise of
other stock
options             0           0     30,000     30,000         0            0

Net earnings        0           0          0          0         0    2,334,428
             -------- ----------- ---------- ----------- -------- ------------
Balances at
July 31, 1996  900,000  $3,097,120  6,538,546 $10,190,404  $28,125  $(6,984,162)

See accompanying notes to financial statements.

                                  THERMWOOD CORPORATION
                                 STATEMENTS OF CASH FLOWS

                                            Years Ended July 31
                                         1996         1995           1994
Cash Flows From Operating            ------------  -----------   ------------
Activities:

Net earnings                          $2,334,428    $2,349,794     $  208,161
Adjustments to reconcile net
earnings to net cash provided
 by operating activities:
Depreciation and amortization            295,510       329,012        292,727
Provision for inventories                 21,012        80,000        130,000
Gain on disposal of equipment            (15,625)       (1,850)       (17,500)
Deferred income taxes                 (1,178,000)   (1,236,000)             0
Changes in operating assets and liabilities:
  Accounts receivable                    369,060      (500,252)       629,479
  Inventories                           (341,402)     (244,890)      (135,740)
  Prepaid expenses and other assets       41,151      (140,219)        47,261
  Accounts payable and other
    accrued expenses                    (263,205)     (114,974)      (724,399
  Customer deposits                     (148,350)      273,154        (96,890)
                                     -------------- ------------- ------------
Net cash provided by
  operating activities                 1,114,579       793,775        333,099
                                     -------------- ------------- ------------
Cash Flows From Investing Activities:

Proceeds from sale of equipment           40,000         1,850         45,985
Purchases of property and equipment     (502,350)     (350,111)      (154,753)
                                     -------------- ------------- ------------
Net cash used by investing activities   (462,350)     (348,261)      (108,768)
                                     -------------- ------------- ------------
Cash Flows From Financing Activities:

Principal payments on notes
  payable, lease obligations
  and long-term debt                     (31,598)      (76,767)       (86,760)
Redemption of preferred stock           (340,000)            0              0
Increase in related party debt                 0             0         51,046
Payment of dividends on preferred stock (330,055)     (367,910)      (204,944)
Exercise of stock options                 57,875             0              0
                                      ------------- ------------ -------------

Net cash used by financing activities   (643,778)     (444,677)      (240,658)
                                      ------------- ------------ -------------
Increase (decrease) in cash                8,451           837        (16,327)

Cash at beginning of year                 10,544         9,707         26,034
                                      ------------- ------------ -------------
Cash at end of year                   $   18,995    $   10,544   $      9,707
                                      ============= ============ =============

See accompanying notes to
financial statements.







               THERMWOOD CORPORATION
           NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General :

The  Company  operates within  a  single  business
segment  called  industrial automation  equipment,
and   manufactures   high   technology   machining
systems.  The Company sells its products primarily
through   the   assistance  of   dealer   networks
established  throughout the  United  States.   The
Company's    machining   systems   are    utilized
principally  in  the  woodworking,  plastics   and
boating industries.

Use of Estimates and Assumptions:

The   preparation  of  financial   statements   in
conformity   with  generally  accepted  accounting
principles  requires management to make  estimates
and  assumptions that affect the reported  amounts
of  assets  and  liabilities,  the  disclosure  of
contingent   assets  and  liabilities,   and   the
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Buildings and improvements       10 to 30 years
   Equipment                         3 to 10 years

Depreciation expense for 1996, 1995 and 1994 was $256,290, $289,339, and $283,566, respectively.

Research and Development:

Research  and  development costs are  expensed  as
incurred.     Expenditures   for   research    and
development were approximately $284,000,  $246,000
and   $244,000   during  1996,  1995   and   1994,
respectively.

Customer Deposits:

Customer  deposits  are  recorded  as  a   current
liability with no offset against costs incurred on
work-in-process.    As   of   July    31,    1996,
substantially all of the deposits had no incurred work-in-process cost.

Earnings (Loss) Per Share:

Primary  earnings per common and common equivalent
share  is  based  on net earnings  less  preferred
stock   dividend  requirements  and  the  weighted
average   number  of  common  shares  outstanding,
adjusted for the incremental shares attributed to dilutive stock options and warrants using the treasury stock method.

Earnings  per  share, assuming full dilution,  for
1996  and  1995,  is determined  by  dividing  net
earnings attributable to common shareholders, plus
interest  and amortization expense (net of  income
taxes)  related to convertible debentures, by  the
sum  of  the  weighted average  number  of  common
shares  outstanding  and  the  incremental  shares
attributed  to  dilutive common stock  equivalents
and   the  assumed  conversion of the  convertible
debentures.

In   1994,   shares   contingently   issuable   in
connection with the stock options and warrants and
convertible  subordinated  debentures  have   been
excluded  as their impact on earnings   per  share
would not be dilutive.

Discontinued Operations:

During   1993   the  Company  sold  its   avionics
equipment business known as Digital Sky, including
the  related software, technical data, patents and
trademarks.  Under the sale agreement, the Company
was  permitted to continue to market  products  of
the  avionics  equipment business through  January
1994,  and  thereafter may only  service  products
which  were  previously sold by the Company.   The
results   of   the  avionics  equipment   business
operations  have been reported separately  in  the
accompanying    statements   of   operations    as
discontinued operations.

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

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:


                           1996          1995
                        ---------     ----------
Finished goods          $ 508,910     $  260,737
Work-in-process           903,447        995,106
Raw materials           1,916,980      1,753,104
                       ----------     ----------
                       $3,329,337     $3,008,947
                       ==========     ==========

Inventories  have  been reduced  by  approximately
$281,000  and  $260,000 as of July  31,  1996  and
1995,  respectively,  to  reflect  valuation   and
obsolescence adjustments.

NOTE C -- LEASES :

The  Company has leased its production  facilities
and  certain  equipment,  primarily  from  related
parties.    Amounts  included  in   property   and
equipment at July 31 relating to capital leases are as follows:


                                       1996           1995
                                  -----------    ----------
Land                               $   73,260    $   73,260
Building and improvements           1,171,778     1,171,778
Furniture and equipment               266,929       266,929
                                   ----------    ----------

                                    1,511,967     1,511,967
Less accumulated amortization        (740,782)     (656,178)
                                   -----------   -----------
                                   $  771,185    $  855,789
                                   ===========   ===========

Included in Land, Building and Improvements above are assets with a net book value of $760,297 and $749,830 at July 31, 1996 and 1995, respectively, leased from a director of the Company under a capital lease expiring in February, 2007. During fiscal year 1994, the obligation under this lease was converted to Preferred Stock (Note H). The
Company has the option to purchase the assets under this lease at any time for a purchase price of $1,608,629 less the aggregate amount paid to the director for the redemption of the Series A
Preferred Stock, which payments aggregated
$340,000 through July 31, 1996.

Future minimum lease payments as of July 31, 1996 for all leases are as follows:

                                           Capital      Operating
Years ending July 31:                       Leases        Leases
                                          ----------  ------------
                                1997         $8,916       $12,564
                                1998          8,916        12,564
                                1999          8,916        12,564
                                          ----------  ------------
Total minimum lease payments                 26,748       $37,692
                                                      ============
   Less amount representing
      interest (principally at 12% - 15%)    (5,008)
                                          ----------

Present value of minimum leases payments    $21,740
                                          ==========

Total  operating lease expense for 1996,  1995  and
1994    was   $12,564,   $18,315,   and    $5,216,
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

During  fiscal  year ended July 31, 1996,  holders
tendered   $1,307,000  of   the   debentures   for
conversion into 1,307,000 common shares.

Each  Warrant entitled the holder to purchase  one
share  of  common stock at a price  of  $3.00  per
share,   subject  to  anti-dilutive   adjustments,
through February 1996. No warrants were exercised, and the warrants expired on February 21, 1996.

NOTE E -- COMMON STOCK OPTIONS:

The   Company   has   both  a  qualified   and   a
nonqualified  stock  option  plan.   The   Company
reserved  400,000  shares  of  common  stock   for
issuance  under  the qualified plan.   Options  to
purchase 260,000 of the shares have been granted, 52,000 of which were exercised during fiscal year 1996. As of July 31, 1996,
208,000 were exercisable. These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 350,000 shares of common stock of which options to purchase 200,000 shares were outstanding and exercisable as of July 31, 1996.

Other options to purchase 650,000 shares have been
granted  by the Board of Directors, all  of  which
were  outstanding and exercisable as of  July  31,
1996.  An  option  to purchase  600,000  of  these
shares  was  granted  to  the  President  of   the
Company.   The option extends through October  18,
1997 and permits the purchase of 300,000 shares at
$3.00 per share and 300,000 at $6.00 per share.  A
30,000 share option was granted to an employee  at
$1.00 per share and is exercisable through October
1997.  Options for an additional 20,000 shares  at
$1.6875 per share were granted during fiscal  year
July 31, 1996 to R. Jerry Falkner, a principal  in
a  public  relations firm for  the  Company.   The
option   is  currently  exercisable  and   extends
through  February,  2006.  An option   for  30,000
shares  was  granted to the law firm  of  Lalos  &
Keegan at $1.00 per share and was exercised during fiscal year 1996.

A summary of common stock options for the years ended July 31 follows:

                       1996                1995                1994
                ------------------ -------------------- --------------------
                           Option               Option               Option
                Shares     Price   Shares       Price   Shares       Price
                --------- -------- --------- ---------- --------- ----------
Outstanding at
beginning
of year         1,035,000    $ 1.00 1,044,750     $ 1.00 1,076,750    $ 1.00
                          to $10.00            to $10.00           to $10.00

Granted           755,000    $  1.69        0          0    10,000    $ 1.00
                             $  6.00

Canceled/expired  650,000    $  1.13    9,750     $ 1.00    42,000    $ 1.00
                          to $ 10.00            to  5.00          to  $ 5.00

Exercised          82,000    $  1.00
                          to $  1.13        0          0         0         0
                --------- ---------- --------- --------- --------- ----------
Outstanding at               $  1.00              $ 1.00               $ 1.00
end of year     1,058,000 to $  6.00 1,035,000 to $10.00 1,044,750 to  $10.00
                ========= ========== ========= ========= ========= ==========
Exercisable
at end of year  1,058,000            1,035,000           1,034,750
                =========            =========           =========
Average exercise price       $ 3.19               $ 4.84               $ 4.85
                             ======               ======               ======

NOTE F -- SHAREHOLDERS' EQUITY:

The  Company  is  authorized  to  issue  2,000,000
shares  of  non-voting  preferred  stock,  no  par
value, of which 900,000 and 1,000,000 shares  were
issued and outstanding as Series A Preferred Stock
at  July 31, 1996 and 1995, respectively.  All  of
these shares were issued to a director/shareholder
in  a conversion of debt transaction (Notes G  and
H).   The holders of Series A Preferred Stock  are
entitled to receive cumulative cash dividends  out
of  the net profits of the Company at the rate  of
thirty-four  cents ($0.34) per  share  per  annum,
payable  monthly in equal installments within  the
first fifteen days of each month for the preceding
month as directed by the Board of Directors of the
Company.   The Company has the right in  its  sole
discretion  to  redeem the stock at  any  time  at
$3.40 per share.  During fiscal year 1996, 100,000
shares  were redeemed by the Company for $340,000.
In  the  event of the liquidation of the  Company,
the  holders of the Series A Preferred  Stock  are
entitled  to  receive $3.40  per  share  plus  any
unpaid  cumulative  and current  dividends  before
payment  to  holders of shares  of  the  Company's
common stock.

NOTE G -- RELATED PARTY TRANSACTIONS:

Interest expense incurred on debt represented by a
line  of  credit payable to a director/shareholder
totaled  $41,117  during  1994.   There   was   no
interest expense incurred on this debt during 1995
and  1996.   The  Company also  had  an  unsecured
promissory note to this director and had an unsecured
promissory note to a leasing company owned by this
director. Interest expense incurred on the promissory
notes totaled $9,256 during 1994.  There  was   no
interest  on this promissory note during 1995  and
1996.  The line of credit and the promissory  note
were  converted  to  Series A Preferred  Stock  on
November 18, 1993  (Note H).

The  Company  also  has various capitalized  lease
agreements  with  this  director  and  a   leasing
company  owned  by  this  director.   The  Company
leased  land, building and improvements  from  the
director.    Total  payments  made   during   1994
relating   to  this  lease  amounted  to  $19,353.
Interest expense relating to this lease aggregated
$64,940  during 1994.   There were no payments  or
interest  relating to this lease during  1995  and
1996.    The net book value of these leased assets
was  $696,454  and $749,830 at July 31,  1996  and
1995,  respectively.  During fiscal year 1994  the
capital   lease  obligation  relating   to   land,
building   and   improvements  was  converted   to
preferred stock (Note H).

The   Company   additionally   leases   equipment,
leasehold   improvements  and  demonstration   and
manufacturing equipment from the leasing  company.
In  1991 the Company sold and leased-back from the
leasing  company a machine that  it  is  using  as
demonstration  equipment  in  its  Dale,   Indiana
plant.   The  machine  was sold  at  its  cost  of
$170,000.   Total payments made during 1996,  1995
and  1994  relating  to these leases  amounted  to
$27,037,  $64,888, and $89,442,  respectively,  of
which  $889,  $7,791,  and $21,386,  respectively,
represent  interest.  The lease obligation  as  of
July 31, 1995 was $26,148.  The final payments  on
the leases were made in December, 1995.  There was
no lease obligation as of July 31, 1996.

Director   and   shareholder  -  A  director   and
shareholder is a partner in the law firm  retained
as  the Company's outside counsel.  Total expenses
for  legal  services from the firm were  $103,180,
$93,929,  and $101,599 for 1996, 1995,  and  1994,
respectively.   The Company had  accounts  payable
of $27,768 at July 31, 1995 relating to such legal
services.

President  and  secretary  -  The  president   and
secretary of the Company who are husband and  wife
and  are  also directors of the Company,  are  the
owners  of a dealership which leases office  space
from  and  sells equipment for the  Company.   The
Company primarily

sells  its  machines  directly  to  the  purchaser
within  this dealer's region; however,  sales  may
also  be  made directly to the dealer who in  turn
sells   the   machines  to  the  purchaser.    The
agreement between the Company and the dealer is  a
standard   agreement  similar  to   other   dealer
agreements entered into by the Company.

Rent income from the dealership was $7,200 each year for 1996, 1995 and 1994. Sales commissions of $349,584, $578,298, and $309,509 were paid to  the  dealership  during
1996, 1995, and 1994, respectively, for assisting in effecting sales.

NOTE H -- RELATED PARTY - DEBT RESTRUCTURING:

On November 18, 1993, the Company entered into an agreement with its major creditor, who is also a director/shareholder, under which the creditor converted approximately $3.4 million in long-term debt (including amounts due under capital leases) to 1,000,000 shares of the Company's Series A
Preferred Stock (Note F).

NOTE I -- INCOME TAXES:

The provisions for income taxes for the years ended July 31 consist of:


                                      1996           1995          1994
Federal:                             ------         -----         ------
   Currently payable             $  (18,000)   $  (26,000)          $ 0
   Deferred benefit               1,082,000     1,136,000             0
                                 -----------   -----------       --------

                                  1,064,000     1,110,000             0
                                 -----------   -----------       --------
State:
   Currently payable                      0             0             0
   Deferred benefit                  96,000       100,000             0
                                 -----------   -----------       --------
                                     96,000       100,000             0
                                 -----------   -----------       --------
Total income tax benefit         $1,160,000    $1,210,000           $ 0
                                 ===========   ===========       ========

A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                        1996           1995         1994
                                    ------------- ------------ -------------
Net earnings before income taxes     $ 1,174,428  $ 1,139,794   $   208,161
                                    ============= ============ =============
Expected income tax expense          $  (435,000) $  (422,000)  $   (77,000)
Utilization of net operating
  loss carryforwards                     119,000      474,000        90,000
Reduction in deferred tax asset
  valuation allowance                  1,480,000    1,163,000             0
Effect of non-deductible items:
   Meals and entertainment               (11,000)      (9,000)       (5,000)
   Governmental assessments                    0            0        (8,000)
Other                                      7,000        4,000             0
                                    ------------- ------------ -------------
        Totals                       $ 1,160,000  $ 1,210,000   $          0
                                    ============= ============ =============

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

Deferred tax assets:                        1996            1995
                                        ------------     ------------
     Inventory valuation                $   248,000      $   204,000
     Warranty reserves                       42,000           64,000
     Net operating loss carryforwards     2,224,000        2,554,000
     Other                                   90,000           89,000
                                        ------------     ------------
                                          2,604,000        2,911,000

     Less valuation allowance                     0       (1,480,000)
                                        ------------     ------------

         Deferred tax assets              2,604,000        1,431,000
                                        ------------     ------------
Deferred tax liability:
      Property and equipment                190,000          195,000
                                        ------------     ------------

      Net deferred tax assets            $2,414,000       $1,236,000
                                        ============     ============

During the fourth quarter of the years ended July 31, 1996 and 1995, management adjusted the deferred tax asset valuation allowance based on its assessment as to the likelihood that future earnings will be sufficient to realize deferred tax assets, including net operating loss carryforwards.

At July 31, 1996, the Company had the following carryforwards for tax purposes:

Operating loss carryforwards expiring in 1997 - 2009       $6,144,000
General business credits expiring in  1995  - 2000         $  183,000

The amount of such loss carryforwards and other credits available for utilization in any future year could be limited in the event of a change in ownership as defined by income tax laws.

NOTE J -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consisted of:


                                              1996         1995
                                           ----------  -----------
Property and income taxes                   $  43,498   $  39,646
Accrued warranties                            114,992     173,803
Other                                          79,798     159,400
                                           ----------   ----------
  Totals                                     $238,288    $372,849
                                           ==========   ==========


Cash Flow Information:

The  Company  paid  cash for interest  in  the  amount  of
$146,810,  $280,123  and $408,067 during  1996,  1995  and
1994,  respectively.   The Company paid  cash  for  income
taxes in the amount of $9,000 and $35,000 during 1996 and 1995, respectively.

Non-cash Investing and Financing Activities:

During 1994 the Company converted $3,437,120 of related party notes payable and capital lease obligations to preferred stock (Notes G and H).
During 1995 the Company entered into a lease for office equipment with an unrelated party and incurred a capital lease obligation of $31,929.
During 1996, bonds with a face value of $1,307,000 were converted to 1,307,000 shares of common stock.

NOTE K -- PENSION AND PROFIT SHARING PLAN:

The  Company has a deferred income 40l(k)  savings
plan  for its employees.  The Company matches  25%
of   employee  contributions  up  to  3%  of  each
employee's wages.  Pension expense for 1996,  1995
and   1994  amounted  to  $19,274,  $18,588,   and
$18,633,  respectively.  The Company  also  has  a
management  profit sharing plan.   Profit  sharing
expense   amounted  to  $384,390,   $423,037   and
$139,012 for 1996, 1995, and 1994, respectively.


To The Shareholders and Board of Directors
Thermwood Corporation:

We  consent to incorporation by reference  in  the
registration  statements (No. 33-83742,  33-83744,
33-83746  and  33-83748) on Form S-8 of  Thermwood
Corporation  of  our  report dated  September  13,
1996,  relating to the balance sheets of Thermwood
Corporation as of July 31, 1996 and 1995, and  the
related  statements  of operations,  shareholders'
equity (deficit) and cash flows for the years then
ended, which reports appear in the July 31,  1996,
annual   report   on   Form  10-K   of   Thermwood
Corporation.


KPMG Peat Marwick LLP
Indianapolis, Indiana
October 28, 1996




                                                 EXHIBIT 11
                                    STATEMENT REGARDING EARNINGS PER SHARE
                                            YEAR ENDED JULY 31, 1996

                                         1996                   1995
                               ----------------------- -----------------------
                                             Assuming               Assuming
                                               full                   full
                                  Primary    Dilution    Primary    Dilution
                               ----------- ----------- ----------- -----------
Earnings
 Net earnings                  $2,334,428  $2,334,428  $2,349,794  $2,349,794
 Less preferred stock dividend   (330,055)   (330,055)   (367,910)   (367,910)
 Add interest expense on
   convertible bonds payable                   98,436                 263,388
 Add amortization of bond discount
   and issuance costs                          20,583                  27,660
Income tax effects of earnings adjustments    (44,037)               (107,688)
                               ----------- ----------- ----------- -----------

   Total Earnings              $2,004,373  $2,079,355  $1,981,884  $2,165,244
                               =========== =========== =========== ===========

Common and Common Equivalent Shares
 Weighted average common shares 6,155,729   6,155,729   5,149,546   5,149,546
 Weighted average common
   equivalent shares related to
   dilutive stock options         265,373     265,373      37,606      37,606
 Weighted average common shares
   related to convertible bonds               763,000               2,070,000
                               ----------- ----------- ----------- -----------

 Total Common and Common
   Equivalent Shares             6,421,102   7,184,102   5,187,152  7,257,152

Earnings per Common and Common
   Equivalent Share                  $ .31       $ .29       $ .38      $ .30
                                =========== =========== =========== ==========

For  the  year  ended  July 31, 1994,  shares  contingently
issuable in connection with stock options and warrants, and
convertible bonds have been excluded as their impact on the
earnings  per  share  would not be dilutive.   Accordingly,
earnings per share for such years is based on net earnings less preferred stock dividends and the weighted average number shares of common stock outstanding.