Form 10-Q
period 1996-10-31
THERMWOOD CORP
filed 1996-11-12
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549





                               Form 10-Q



______________________________________________________________________________

         Quarterly Report Pursuant To Section 13 or 15(d) of the
                    Securities Exchange Act of 1934



                 For quarter ended October 31, 1996
                   Commission file number 0-12195



                        THERMWOOD CORPORATION
______________________________________________________________________________
             (Exact name of Registrant as specified in its charter)


          INDIANA                                            35-1169185
_________________________________               _______________________________
(State or other jurisdiction of                       (I.R.S.  Employer
incorporation or organization)                        Identification No.)



P. O. Box 436, Dale, Indiana                                 47523
_________________________________               _______________________________
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 6,548,546 shares outstanding as of October 31, 1996

                         THERMWOOD CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
 Item 1.
                                                 Three Months Ended
                                                     October 31
                                           ----------------------------
                                              1996              1995
                                           -----------      -----------
  SALES                                    $4,253,973       $3,851,297
    Less commissions                          509,068          514,747
                                           -----------      -----------
  NET SALES                                 3,744,905        3,336,550

  COST OF SALES                             2,310,882        2,080,501
                                           -----------      -----------
  GROSS PROFIT                              1,434,023        1,256,049

  RESEARCH & DEVELOPMENT, MARKETING,
    ADMINISTRATIVE & GENERAL EXPENSES         953,411          955,741
                                           -----------      -----------
  OPERATING PROFIT                            480,612          300,308
                                           -----------      -----------
  OTHER INCOME (EXPENSE)

    Interest expense - related party            0                 (709)
    Interest expense - other                  (26,904)         (64,262)
    Other                                      (5,970)          10,512
                                           -----------      -----------
        Total Other Income (Expense)          (32,874)         (54,459)

  EARNINGS FROM CONTINUING OPERATIONS         447,738          245,849
                                           -----------   --------------
    Income taxes                             (159,141)             0
                                           -----------   --------------
  NET EARNINGS                             $  288,597    $     245,849
                                           ===========   ==============
  Earnings per common and common
  equivalent share:
     Primary                                      .03           .03
     Assuming full dilution                       .03           .03

  Average number of common shares
  outstanding
     Primary                                6,826,423        5,591,213
     Assuming full dilution                 7,579,423        7,343,541

  See accompanying notes to
  financial statements.

                          THERMWOOD CORPORATION
                        CONDENSED BALANCE SHEETS
Item 1.   (Continued)          (Unaudited)
                                                October 31      July 31
                                                   1996           1996
  ASSETS                                      ------------   ------------
  Current Assets
      Cash                                     $    45,167    $   18,995
      Accounts receivable                        1,144,395       812,540
      Inventories--Note B                        3,643,754     3,329,337
      Deferred income taxes                      1,073,000     1,073,000
      Prepaid expenses                             361,539       339,015
                                                ----------    ----------
          Total Current Assets                   6,267,855     5,572,887
                                                ----------    ----------
  Other Assets
       Patents, trademarks and other               156,092       159,716
       Deferred income taxes                     1,341,000     1,341,000
                                                 ---------     ---------
          Total Other Assets                     1,497,092     1,500,716
                                                 ---------     ---------
  Property and Equipment (net of
     accumulated depreciation)                   1,661,419     1,692,687
                                                ----------    ----------
           Total Assets                         $9,426,366    $8,766,290
                                                ==========    ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
       Accounts payable                         $  952,902    $  694,603
       Accrued liabilities                         816,979       587,424
       Customer deposits                           578,568       494,009
       Current portion of long-term liabilities      6,485         6,264
                                                ----------     ---------
           Total Current Liabilities             2,354,934     1,782,300
                                                ----------     ---------
  Long-term Liabilities - less current portion
       Capital lease obligations                    13,767        15,474
       Bonds payable, net of unamortized discount  687,298       693,279
                                                ----------     ---------
           Total Long-term Liabilities             701,065       708,753
                                                ----------     ---------
  Shareholders' Equity

  Preferred stock, no par value, 2,000,000
    shares authorized 862,000 and 900,000
    shares issued and outstanding                2,967,920     3,097,120
  Common stock, no par value, 20,000,000
    shares authorized 6,548,546 and 6,538,546
    shares issued and outstanding               10,199,120    10,190,404
  Accumulated deficit                           (6,771,923)   (6,984,162)
                                               ------------  ------------
                                                 6,395,117     6,303,362
     Less subscriptions receivable                  24,750        28,125
                                               ------------  ------------
        Total Shareholders' Equity               6,370,367     6,275,237
                                               ------------  ------------
  Total Liabilities and Shareholders'Equity     $9,426,366    $8,766,290
                                               ============  ============
 See accompanying notes to financial statements.

                             THERMWOOD CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
    Item 1. (Continued)           (Unaudited)

                                              Three Months Ended October 31
                                                 1996             1995
OPERATING ACTIVITIES:                       --------------    --------------
Net earnings                                $      288,597    $      245,849

Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                   70,421           89,828
    Amortization of bond discount                    2,735            7,285

   Changes in operating assets and liabilities:
     Accounts receivable                          (331,855)          92,802
     Inventories                                  (314,417)        (162,463)
     Prepaid expenses and other assets             (20,939)         125,929
     Accounts payable and other accrued expenses   487,854          (47,231)
     Customer deposits                              84,559         (147,724)
                                             --------------   --------------
Net cash provided by operating activities          266,955          204,275
                                             --------------   --------------
INVESTING ACTIVITIES:
   Purchases of property and equipment             (37,114)      (28,843)
                                             --------------   --------------
Net cash used by investing activities              (37,114)      (28,843)

FINANCING ACTIVITIES:
   Principal payments on lease obligations
        and long-term debt                          (1,486)      (11,577)
   Redemption of preferred stock                  (129,200)      (64,608)
   Payment of dividends on preferred stock         (76,358)      (85,392)
   Payment received for subscriptions receivable     3,375            0
   Exercise of qualified stock options                 0           3,375
                                              -------------   -----------
Net cash used by financing activities             (203,669)     (158,202)

Increase in cash                                    26,172        17,230
Cash, beginning of period                           18,995        10,544
                                              -------------   -----------
Cash, end of period                           $     45,167    $   27,774
                                              =============   ===========
ADDITIONAL INFORMATION:
Interest paid                                 $     26,904    $   64,971
                                              =============   ===========
Conversion of bonds payable                   $     10,000    $  578,987
                                              =============   ===========
 Subscriptions receivable for
   common stock issued                        $     24,750    $   20,000
                                              =============   ===========
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS:
------------------------------

Note A - Basis of Presentation
______________________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1996 and Form 10-Q for the quarter ended October 31, 1995

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1997

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                            October 31      July 31
Components of                  1996          1996
inventory:                  ----------    ----------

   Raw material             $2,075,828    $1,916,980
   Work in process           1,250,659       903,447
   Finished goods              317,267       508,910
                            ----------    ----------
Total                       $3,643,754    $3,329,337
                            ==========    ==========


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





Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------
Results of Operations
---------------------
Net sales for the quarter ended October 31, 1996 were $3,744,905, an increase of 12% over the first quarter net sales in fiscal 1996.
Gross profit for the current quarter was $1,434,023, an increase of 14% over the first quarter last year. Cost of sales as a percentage of net sales decreased slightly from approximately 62.4% in the first quarter of fiscal year 1996 to approximately 61.7% in the first quarter of fiscal year 1997. This decrease was primarily due to more efficient production methods and in- house production of components
previously sent to outside vendors.   This decrease also contributed
to the slight increase in margin as a percentage of net sales from 37.6% to 38.3% in the current quarter.

The higher gross margin as a percentage of sales coupled with research and development, marketing, administrative and general expenses of $953,411 compared with $955,741 for the first quarter of fiscal 1996 resulted in an operating profit of $480,612 compared to $300,308 for the same period in fiscal year 1996, or a 60% increase. Research and development, marketing, administrative and general expenses were 25.5% of net sales for the quarter ended October 31, 1996 compared to 28.6% for the same period of fiscal 1996. Expenses for the first quarter of fiscal 1997 were at a normal level as a percentage of sales.compared to slightly higher than normal expenses in the first quarter of fiscal 1996 which were as a result of increased marketing expenses and salary increases.

Interest expense in the first quarter of fiscal year 1997 was $26,904 a decrease of approximately 57% from $64,971 last year. This lower level is due to the conversion of debentures to common stock, thus eliminating the related interest on the converted debentures.

Earnings from continuing operations before income taxes in the first quarter of fiscal year 1997 were $447,738 compared to $245,849 in the first quarter of fiscal year 1996, or an increase of approximately
82%.   Federal income taxes were accrued in the amount of $159,141, lowering earnings to a net of $288,597 compared to $245,849 in the first quarter of fiscal 1996. It was not necessary to accrue for federal income taxes in fiscal 1996 due to tax loss carryforwards. In fiscal year 1997, there will not be an outlay of cash for federal income taxes except for the alternative minimum tax. Taxes will, however, decrease the deferred tax asset.

Liquidity and Capital Resources
-------------------------------
At October 31, 1996 the Company's working capital was $3,912,921
compared to $3,790,587 at July 31, 1996.   This increase was due to
cash generated from operations and an increase of approximately $314,000 in inventory and a $332,000 increase in accounts receivable. The increase in inventory was necessary in order to purchase bulk quantities of raw materials such as steel for production of components
which were previously purchased already machined.   Current inventory
levels are also considered necessary to produce anticipated orders and the backlog of approximately $1,800,000. Current backlog is approximately $200,000 higher than the $1,600,000 backlog at July 31, 1996. Management anticipates that orders will continue at this level; however, no assurances can be made to this increase.

Shareholders' equity increased from $6,275,237 at July 31, 1996 to $6,370,367 in the three-month period ending October 31, 1996. While a total of 678,000 shares of common stock at a price of $1 per share were converted from the 12% debentures during the quarter ended October 31, 1995 for an increase to shareholders' equity in the amount of $578,987, net of discount and issuance costs, 10,000 shares were added to common stock at a net amount of $5,341 in the first quarter of fiscal 1997.

The Company has redeemed 38,000 shares of preferred stock at $3.40 per share for the quarter ended October 31, 1996 compared to 19,002 shares for the same period last year.


                          THERMWOOD CORPORATION
                                FORM 10Q
                                10/31/96

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

None.

ITEM 2.  CHANGES IN SECURITIES:

A total of $10,000 of 12% convertible debentures were converted to 10,000 common shares at a price of $1 per share during the quarter ended October 31, 1996.

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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



    Date    November 12, 1996          By__/s/ Kenneth J. Susnjara
                                         _________________________
                                         Kenneth J. Susnjara
                                         President (Principal Executive Officer)



    Date    November 12, 1996          By__/s/ Rebecca F. Fuller
                                         _______________________
                                         Rebecca F. Fuller
                                         Treasurer (Principal Financial Officer)