Form 10-Q
period 1997-01-31
THERMWOOD CORP
filed 1997-02-25
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549



                               Form 10-Q

        ____________________________________________________________
        Quarterly Report Pursuant To Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

 For quarter ended January 31, 1997         Commission file number 0-12195


                        THERMWOOD CORPORATION
        ________________________________________________
         (Exact name of Registrant as specified in its charter)


             INDIANA                                   35-1169185
     _______________________________               __________________
     (State or other jurisdiction of               (I.R.S.  Employer
     incorporation or organization)                Identification No.)



    P. O. Box 436, Dale, Indiana                          47523
  _______________________________                ________________________
    (Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code: 812-937-4476


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Common Stock, no par value, 6,548,546 shares outstanding as of January 31, 1997


                        THERMWOOD CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
Item 1.

                                Three Months Ended       Six Months Ended
                                   January 31               January 31
                                ------------------       ----------------
                                   1997      1996         1997        1996
                                   ----      ----         ----        ----

SALES                          $4,333,186  $3,225,514   $8,587,159  $7,076,811
 Less commissions                 541,014     345,540    1,050,082     860,287
                               ----------  ----------   ----------  ----------
NET SALES                       3,792,172   2,879,974    7,537,077   6,216,524

COST OF SALES                   2,198,812   1,777,134    4,509,694   3,857,635
                               ----------  ----------   ----------  ----------

GROSS PROFIT                    1,593,360  1,102,840     3,027,383   2,358,889

RESEARCH AND DEVELOPMENT,
MARKETING, ADMINISTRATIVE
AND GENERAL EXPENSES            1,017,207    822,066     1,970,618   1,777,807
                               ----------  ---------    ----------  ----------
OPERATING PROFIT                  576,153    280,774     1,056,765     581,082

OTHER INCOME (EXPENSE):

  Interest expense - related party      0       -277             0        -986
  Interest expense - other        -26,392    -40,485       -53,296    -104,747
  Other                             7,641     -2,528         1,671       7,984
                              -----------  ---------    ----------  ----------
   Net other income (expense)     -18,751    -43,290       -51,625     -97,749
                              -----------  ---------    ----------  ----------
EARNINGS FROM
   CONTINUING OPERATIONS          557,402    237,484     1,005,140     483,333

  Income taxes                    233,913          0       393,054           0
                              -----------  ---------    ----------  ----------
NET EARNINGS                  $   323,489  $ 237,484    $  612,086   $ 483,333
                              ===========  =========    ==========   =========
Earnings per common and common
equivalent share:
    Primary                           .04        .02           .07         .05
    Assuming full dilution            .03        .02           .07         .05

Average number of common shares outstanding
    Primary                     6,779,756  6,396,721     6,779,756   6,174,131
    Assuming full dilution      7,550,274  7,357,721     7,550,274   7,135,131

See notes to condensed financial statements.

                          THERMWOOD CORPORATION
                         CONDENSED BALANCE SHEETS
                                (Unaudited)
Item 1.    (Continued)

                                         January 31, 1997        July 31, 1996
                                         ----------------        -------------
ASSETS
Current Assets
    Cash                                  $     123,196           $     18,995
    Accounts receivable                       1,037,719                812,540
    Inventories-Note B                        4,107,977              3,329,337
    Deferred income taxes                       727,379              1,073,000
    Prepaid expenses                            269,166                339,015
                                          -------------           ------------
        Total Current Assets                  6,265,437              5,572,887
                                          -------------           ------------
    Property and Equipment (Net of
      Accumulated Depreciation)               1,675,086              1,692,687
                                          -------------           ------------
Other Assets
     Patents, trademarks and other              152,631                159,716
     Deferred income taxes                    1,341,000              1,341,000
                                          -------------           ------------
      Total Other Assets                      1,493,631              1,500,716
                                          -------------           ------------
         Total Assets                     $   9,434,154           $  8,766,290
                                          =============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                           711,827                694,603
     Accrued liabilities                        705,077                587,424
     Customer deposits                          822,012                494,009
     Current portion of long-term liabilities     6,715                  6,264
                                           ------------            -----------
         Total Current Liabilities            2,245,631              1,782,300

Long-term Liabilities - less current portion
     Capital lease obligations                   12,000                 15,474
     Bonds payable, net of unamortized
        discount                                690,400                693,279
                                           ------------            -----------
         Total Long-term Liabilities            702,400                708,753
                                           ------------            -----------
Shareholders' Equity
 Preferred Stock, no par value, 2,000,000
  shares authorized 822,400 and 900,000 shares
  issued and outstanding                      2,833,280              3,097,120
 Common stock, no par value, 20,000,000
  shares authorized 6,538,546 shares in 1996
  and 6,548,546 shares in 1997 issued and
  outstanding                                10,199,120             10,190,404
 Accumulated deficit                         -6,521,527             -6,984,162
                                           ------------             ----------
                                              6,510,873              6,303,362
 Less subscriptions receivable                   24,750                 28,125
                                           ------------             ----------
         Total Shareholders'Equity            6,486,123              6,275,237
                                           ------------             ----------
Total Liabilities and Shareholders' Equity   $9,434,154             $8,766,290
Shareholders' Equity                       ============             ==========


See notes to condensed financial statements.

                           THERMWOOD CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
Item 1. (Continued)
                                                  Six Months Ended January 31
                                                  ---------------------------
                                                         1997          1996
                                                  -------------  ------------
OPERATING ACTIVITIES:
Net earnings                                      $     612,086  $    483,333

Adjustments to reconcile net earnings to
 net cash provided by operating activities:
    Depreciation and amortization                       141,042       167,656
    Amortization of bond discount                         8,643        14,665
    Gain on sale of assets                                    0       -15,630
    Changes in operating assets and liabilities:
       Accounts receivable                             -225,179       482,428
       Inventories                                     -778,640      -211,480
       Prepaid expenses and other assets                415,471        91,904
       Accounts payable                                  17,223       -22,007
       Accrued liabilities                              117,653       -61,898
       Customer deposits                                328,003      -352,314
                                                      ---------     ---------
Net cash provided by operating activities               636,302       576,657
                                                      ---------     ---------
INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                        0        40,000
    Purchases of property and equipment                -119,163      -209,122
                                                      ---------     ---------
Net cash used by investing activities                  -119,163      -169,122

FINANCING ACTIVITIES:
 Principal payments on lease obligations and
  long-term debt                                         -3,023       -28,778
 Payment of dividends on preferred stock               -149.450      -169,156
 Redemption of preferred stock                         -263,840      -134,301
 Exercise of qualified stock options                          0         4,500
 Payment received for subscriptions receivable            3,375             0
                                                      ---------     ---------
Net cash used by financing activities                  -203,669      -327,735
                                                      ---------     ---------
Increase in cash                                        104,201        79,800
Cash, beginning of period                                18,995        10,544
                                                      ---------     ---------
Cash, end of period                                   $ 123,196     $  90,344
                                                      =========     =========
ADDITIONAL INFORMATION:
Interest paid                                         $  53,296     $  90,030
                                                      =========     =========

Conversion of bonds payable,
net of unamortized discount                           $  10,000     $ 942,596
                                                      =========     =========

Subscriptions receivable for common stock issued      $       0     $  20,000
                                                      =========     =========
See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1996 and Form 10-Q for the quarter ended January 31, 1996. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

Note B - Inventories
________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                      January 31          July 31
Components of                            1997               1996
inventory:                            -----------      -------------

Raw material                           $2,238,927         $1,916,980
Work in process                         1,615,103            903,447
Finished goods                            253,947            508,910
                                      -----------      -------------
Total                                  $4,107,977         $3,329,337
                                      ===========      =============

Note C - Earnings per Share
____________________________

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarter ended January 31, 1997 were $3,792,172, an increase of 31.7% compared to second quarter net sales in fiscal 1996 and an increase of approximately 1% from the first quarter of fiscal year 1997. Net sales for the six months of the current fiscal year were $7,537,077, an increase of $1,320,553, or 21.3%, from last year's six month period.

Gross profit for the current quarter was $1,593,360, an increase of 44.5% over the second quarter last year and an increase of 11% over the first quarter of 1997. Gross profit for the six months ended January 31, 1997 was an increase of approximately $668,494, or 28.3%, over the same period for fiscal year 1996. Gross profit margin as a percentage of net sales was 42.0% for the quarter ended January 31, 1997 compared to 38.2% for the first quarter of fiscal 1997 and 38.3%
during the second quarter of fiscal year 1996 and increased to 40.2% from 37.9% for the six month periods ended January 31, 1997 and 1996, respectively.

Research and development, marketing and administrative expenses decreased as a percentage of sales from 28.5% in 1996 to 26.8% for the same period in 1997 but increased slightly from the 25.5% for the first quarter of fiscal 1997. Expenses also decreased to 26.1% from 28.6% for the six months ending January 31, 1997 and 1996, respectively.

Interest expense in the second quarter of fiscal year 1997 was $26,392, a decrease of approximately 34.8% from $40,485 for the same quarter last year and a decrease of approximately 2% from the first quarter of fiscal year 1997. For the six-month period ended 1997, interest expense was $53,296 compared to $104,747 for the same period of fiscal year
1996, a decrease of approximately 49.1%. The steady decrease in interest is primarily due to the conversion of 12% debentures to common stock. Approximately $1.1 million of the original $2,070,000 in debentures were voluntarily converted to common stock in the first six months of fiscal 1996. The remaining balance of debentures is approximately $690,000, net of unamortized discount, at January 31, 1997.

Liquidity and Capital Resources

At January 31, 1997 the Company's working capital was $4,019,806 compared to $3,790,587 at July 31, 1996. This increase was primarily due to cash generated from operations. The Company is now purchasing bulk quantities of raw materials in order to produce many components which were previously purchased already machined, thus increasing raw material inventory. An increase in backlog of approximately $900,000 from the $1,600,000 at July 31, 1996 also contributed to an increased work-in-process inventory. Increased inventories contributed to the increase in working capital by approximately $779,000.

Backlog increased to approximately $2,500,000 during the second fiscal quarter ended January 31, 1997 from $1,800,000 at the end of the preceding quarter. Accounts receivable also increased approximately $225,000 because of higher sales levels. Other assets decreased because of an accrual of approximately $390,000 in federal income taxes which offsets the current portion of the deferred income tax benefit.

Shareholders' equity increased from $6,275,237 at July 31, 1996 to $6,486,123 in the six month period ending January 31, 1997. While a total of 1,109,000 shares of common stock at a price of $1 per share were converted from the 12% debentures during the six months ended January 31, 1996 for an increase to shareholders' equity in the amount of $987,130, net of discount and issuance costs, 10,000 shares were added to common stock at a net amount of $8,716 in the first six months of fiscal 1997.

                           THERMWOOD CORPORATION
                                  FORM 10Q
                                  1/31/97

    PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:
             None.

    ITEM 2.  CHANGES IN SECURITIES:
             None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:
             a.  None.
             b.  Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

             a. An annual meeting of shareholders was held in Dale, Indiana on December 12, 1996.

             b. All nominees for directors as listed on the Company's proxy statement dated November 18, 1996 were elected.

             c.  Matters voted on by shareholders:

                (1.)  Election of directors:
                                         Votes          Votes
                                          For          Against        Abstain
                                         ______       _________       _______

                Kenneth J. Susnjara   5,965,538         20,000            0
                Linda S. Susnjara     5,965,538         20,000            0
                Edgar Mulzer          5,964,238         21,300            0
                Peter N. Lalos        5,965,538         20,000            0
                Lee Ray Olinger       5,963,738         21,800            0

                (2.) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors:

                      Votes for 5,977,738; Votes against 4,000; Abstain 3,800.

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

                                    THERMWOOD CORPORATION
                                  __________________________
                                         (Registrant)



    Date_February 25, 1997 _ By_/s/Kenneth J.Susnjara
                           __________________________________
                             Kenneth J. Susnjara
                             President (Principal Executive Officer)

    Date_February 25, 1997 _ By_/s/ Rebecca F. Fuller
                           ____________________________________
                             Rebecca F. Fuller
                             Treasurer (Principal Financial Officer)