Form 10-Q
period 1997-04-30
THERMWOOD CORP
filed 1997-05-30
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549





                                  Form 10-Q



______________________________________________________________________________

           Quarterly Report Pursuant To Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                        For quarter ended April 30, 1997
                         Commission file number 0-12195



                             THERMWOOD CORPORATION
______________________________________________________________________________
             (Exact name of Registrant as specified in its charter)


            INDIANA                                       35-1169185
___________________________________              _____________________________
     (State or other jurisdiction of                  (I.R.S.  Employer
     incorporation or organization)                   Identification No.)



     P. O. Box 436, Dale, Indiana                            47523
_________________________________              _______________________________
     (Address of principal executive offices)              (Zip Code)


    Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 6,943,546 shares outstanding as of April 30, 1997


                            THERMWOOD CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

 Item 1.

                               Three Months Ended   Nine Months Ended
                                      April 30            April 30
                              ----------------------  ------------------------
                                  1997       1996         1997        1996
                              ----------  ----------  -----------  -----------
SALES                         $4,652,865  $3,342,859  $13,240,024  $10,419,670
   Less commissions              533,389     400,990    1,583,471    1,261,277
                              ----------  ----------  -----------  -----------
NET SALES                      4,119,476   2,941,869   11,656,553    9,158,393

COST OF SALES                  2,603,005   1,759,542    7,112,699    5,617,177
                              ----------  ----------  -----------  -----------
GROSS PROFIT                   1,516,471   1,182,327    4,543,854    3,541,216

RESEARCH AND DEVELOPMENT,
MARKETING, ADMINISTRATIVE
AND GENERAL EXPENSES           1,089,935     834,767    3,060,553    2,612,574
                              ----------  ----------  -----------  -----------
OPERATING PROFIT                 426,536     347,560    1,483,301      928,642


Interest expense - related party       0           0            0         (889)
Interest expense - other         (16,734)    (39,577)     (70,030)    (144,421)
Other income (expense)             1,639      (6,053)       3,309        1,931
                              -----------  ----------   ----------  ----------
     Net other income (expense)  (15,095)    (45,630)     (66,720)    (143,379)
                              -----------  ----------   ----------  -----------
EARNINGS BEFORE INCOME TAXES     411,441     301,930    1,416,581      785,263

   Income taxes                  157,847       9,000      550,901        9,000
                              -----------  ----------   ----------  -----------

NET EARNINGS                    $253,594    $292,930     $865,680     $776,263

Earnings per common and common equivalent share:

   Primary                         $0.03       $0.03        $0.10        $0.08
   Assuming full dilution           0.03        0.03         0.10         0.08

Average number of common shares outstanding

   Primary                      7,027,821  6,286,501    6,836,405    6,046,368
   Assuming full dilution       7,385,821  7,177,501    7,182,790    6,286,501


See notes to condensed financial statements.





                                     THERMWOOD CORPORATION
                                    CONDENSED BALANCE SHEETS
                                          (Unaudited)

Item 1.    (Continued)
                                                    April 30       July 31
                                                      1997           1996
ASSETS                                            ------------   -------------
Current Assets
   Cash                                           $    30,408    $     18,995
   Accounts receivable                              1,300,414         812,540
   Inventories--Note B                              4,518,001       3,329,337
   Deferred income taxes                              570,525       1,073,000
   Prepaid expenses                                   316,132         339,015
                                                  ------------    ------------
     Total Current Assets                           6,735,480       5,572,887
                                                  ------------    ------------
Property and Equipment
 (Net of Accumulated Depreciation)                  1,762,587       1,692,687
                                                  ------------    ------------
Other Assets
   Patents, trademarks and other                      136,377         159,716
   Deferred income taxes                            1,341,000       1,341,000
                                                  ------------    ------------
     Total Other Assets                             1,477,377       1,500,716
                                                  ------------    ------------

       Total Assets                                 9,975,444       8,766,290
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                1,099,153         694,603
    Accrued liabilities                               769,362         587,424
    Customer deposits                                 881,707         494,009
    Current portion of long-term liabilities            6,953           6,264
                                                  ------------    ------------
     Total Current Liabilities                      2,757,175       1,782,300
                                                  ------------    ------------
Long-term Liabilities -
   less current portion
   Capital lease obligations                           10,170          15,474
   Bonds payable, net of unamortized discount         330,219         693,279
                                                  ------------    ------------
     Total Long-term Liabilities                      340,389         708,753
                                                  ------------    ------------
Shareholders' Equity
 Preferred Stock, no par value, 2,000,000
 shares authorized 780,800 and 900,000
 issued and outstanding                             2,691,840       3,097,120
Common stock, no par value, 20,000,000 shares
 authorized 6,406,546 shares in 1996 and
 6,943,546 shares in 1997 issued and outstanding   10,548,384      10,190,404
Accumulated deficit                                (6,337,594)     (6,984,162)
                                                  ------------    ------------
                                                    6,902,630       6,303,362
   Less subscriptions receivable                       24,750          28,125
                                                  ------------    ------------
     Total Shareholders' Equity                     6,877,880       6,275,237
                                                  ------------    ------------

Total Liabilities and Shareholders' Equity         $9,975,444      $8,766,290
                                                  ============    ============

See notes to condensed financial statements.


                           THERMWOOD CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
Item 1. (Continued)

                                                         Nine Months Ended
                                                             April 30
                                                 -----------------------------
                                                      1997            1996
OPERATING ACTIVITIES:                            --------------- -------------
Net earnings                                      $     865,680  $    776,263

Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization                        211,563       211,984
   Amortization of bond discount
    and issuance costs                                   11,842        19,590
   Gain on sale of property and equipment                     0       (15,630)
   Changes in operating assets and liabilities:
      Accounts receivable                              (487,874)      295,569
      Inventories                                    (1,188,664)     (337,956)
      Prepaid expenses and other assets                 525,357       155,818
      Accounts payable                                  404,550      (136,006)
      Accrued liabilities                               181,939      (104,541)
      Customer deposits                                 387,698      (173,481)
                                                     -----------   -----------
Net cash provided by operating activities               912,091       691,610

                                                     -----------   -----------
INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment               0        40,000
   Purchases of property and equipment                 (275,046)     (216,981)
                                                     -----------   -----------
Net cash used by investing activities              (275,046)         (176,981)
                                                     -----------   -----------
FINANCING ACTIVITIES:
   Principal payments on notes payable, lease
      obligations and long-term debt                     (4,615)      (30,164)
   Payment of dividends on preferred stock             (219,112)     (250,888)
   Redemption of preferred stock                       (405,280)     (235,960)
   Exercise of qualified stock options                        0        35,175
   Payment received for subscriptions receivable          3,375             0
                                                    ------------   -----------
Net cash  used by financing activities                 (625,632)     (481,837)

Increase in cash                                         11,413        32,792
Cash, beginning of period                                18,995        10,544
                                                    ------------   -----------
Cash, end of period                                 $    30,408    $   43,336
                                                    ============   ===========
ADDITIONAL INFORMATION:
Interest paid                                       $    70,030    $  119,094
                                                    ============   ===========
Conversion of bonds payable, net of
  unamortized discount                              $   357,980    $1,012,596
                                                    ============   ===========
Subscriptions receivable for common stock issued    $          0   $   45,875
                                                    ============   ===========


See notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS:

Note A - Basis of Presentation
------------------------------
The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1996 and Form 10-Q for the quarter ended April 30, 1996.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

Note B - Inventories
--------------------

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                         April 30         July 31
                                           1997             1996
                                        -----------     -----------
Components of inventory:

 Raw material                           $ 2,462,393     $ 1,916,980
 Work in process                          1,759,464         903,447
 Finished goods                             296,144         508,910
                                        -----------     -----------
Total                                   $ 4,518,001     $ 3,329,337
                                        ===========     ===========

Note C - Reclassifications
--------------------------

Certain amounts presented in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings per Share
---------------------------

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the quarter ended April 30, 1997 were $4,119,476 an increase of 40.0% from the third quarter net sales in fiscal 1996 and an increase of 8.6% over the second quarter of fiscal year 1997. Net sales for the nine months of the current fiscal year were $11,656,553, an increase of $2,498,160, or 27.3%, from last year's nine-month period.

Gross profit for the current quarter was $1,516,471, an increase of 28.3% from the third quarter last year and a decrease of 4.8% from the second quarter of 1997. Gross profit for the nine months ended April 30, 1997 was an increase of $1,002,638, or 28.3%, over the same period of fiscal year 1996. Gross profit as a percentage of net sales was 36.8% compared to 42.0% for the second quarter of 1997 and 40.2% during the third quarter of fiscal year 1996 and increased from 38.7% to 39.0% for the nine-month periods ended April 30, 1996 and 1997, respectively.

The higher gross profit for the third quarter of fiscal 1997 and reduced interest costs resulted in earnings before income taxes of $411,441, an improvement of $109,511 over a profit of $301,931 for the same period in fiscal year 1996. The cost of sales increase of 47.9% from the third quarter of fiscal year 1996 was due primarily to proportionately higher net
sales for the same period.   Cost of sales was also higher due to wage
increases and a learning curve involved with hiring additional people for a night shift because of increased backlog.

Research and development, marketing and administrative and general expenses for the third quarter of fiscal year 1997 increased approximately 30.6%
from the third quarter of fiscal year 1996 and increased approximately 17.1% for the nine-month period ended April 30, 1997, compared to the same period in fiscal year 1996. The year-to-date increase is due primarily to an increased work force and increases in salaries and bonuses based upon profitability. Additionally, European operations in the first year added increased expenses of approximately 2% of the total.

Interest expense in the third quarter of fiscal year 1997 was $16,734, a decrease of approximately 57.7% from $39,577 for the same quarter last year and a decrease of approximately 36.6% from the second quarter of fiscal year 1997. For the nine-month period ended April 30, 1997 interest expense was $70,030 compared to $145,310 for the same period of fiscal year 1996, a decrease of approximately 51.8%. This lower level of interest is due primarily to a reduction of an additional $405,000 in long-term 12% debentures which were voluntarily converted to common stock. The remaining balance of debentures is approximately $330,000, net of unamortized discount, at April 30, 1997.

The net earnings in the third quarter of fiscal year 1997 were $253,594, a decrease of 13.4% from the third quarter of fiscal year 1996. For the nine-month period ended April 30, 1997, net earnings increased by $89,417 over the net earnings of $776,263 for the first nine months in fiscal year 1996. Income taxes of $550,901 were accrued for the nine months ended April 30, 1997 compared to $9,000 accrued for the same period in 1996.

Liquidity and Capital Resources
-------------------------------

At April 30, 1997, the Company's working capital was $3,978,305 compared to $3,790,587 at July 31, 1996. This increase was primarily due to cash generated by operations. An increase in backlog of approximately $2,200,000 from the $1,600,000 at July 31, 1996 contributed to increased raw material and work-in-process inventories. Increased inventories contributed to the
increase in working capital by approximately $1,190,000.   Inventory levels
were increased to support the backlog covering the shorter production period and faster turnaround demanded by customers.

Backlog increased during the third fiscal quarter ended April 30, 1997 to $3,800,000 compared to $2,500,000 at the end of the preceding quarter and $1,400,000 for the quarter ended April 30, 1996. Accounts receivable also increased approximately $490,000 while accounts payable and customer deposits also increased approximately $400,000 each from July, 1996 due to higher sales levels. Other assets decreased because of an accrual of approximately $500,000 in federal income taxes which offsets the current portion of the deferred income tax benefit.

Shareholders' equity increased from $6,275,237 at July 31, 1996 to $6,877,880 in the nine-month period ending April 30, 1997. While a total of 1,179,000 shares of common stock at a price of $1 per share were converted from the 12% debentures during the nine months ended April 30, 1996 for an increase to shareholders' equity in the amount of $987,130, net of discount and issuance costs, 405,000 shares were added to common stock at a net amount of $357,980 in the first nine months of fiscal 1997.


                             THERMWOOD CORPORATION
                                    FORM 10Q
                                    4/30/97

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

                   THERMWOOD CORPORATION
                   __________________________
                   (Registrant)



    Date_May 27, 1997_By_/s/ Kenneth J. Susnjara________________________
                             President (Principal Executive Officer)



    Date_May 27, 1997 --By_/s/ Rebecca F. Fuller__________________________
                               Treasurer (Principal Financial Officer)