Form 10-K
period 1997-07-31
THERMWOOD CORP
filed 1997-10-28
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM  10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended July 31,  1997

                     Commission file number  0-12195
                          THERMWOOD CORPORATION
          (Exact name of registrant as specified in its charter)

       		INDIANA                       	  	 		   	       35-1169185
(State of incorporation	                 	(IRS Employer Identification number)

Old Buffaloville Road
P.O. Box 436
Dale, Indiana	                                  					47523
(Address of principal executive offices)			        (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 28, 1997 based upon the closing price of the Registrant's Common Stock as reported on the American Stock Exchange was approximately $10,847,723.

The number of the Registrant's shares of Common Stock outstanding as of October 20, 1997 was 7,077,546 shares.

Documents Incorporated by Reference :

Exhibits to Registrant's Registration Statement on Form S-1 (No. 2-87641) filed under the Securities Act of 1933 and effective April 12, 1984, its Registration Statement on Form 8-A filed under the Securities Act of
1934 and Current Reports filed on Form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form
SB-2 (No. 33-54756) which became effective on February 22, 1993, and amended as of July 14, 1995, and its Forms 10-K for the years ended July 31, 1993, July 31, 1994, July 31, 1995 and July 31, 1996.



PART   I

Item   1.   BUSINESS
--------------------
General
-------
The Company develops, manufactures and markets all of its products. Its operations are divided into a number of different areas. The production organization, which is responsible for all manufacturing, is directed by the Production Manager. Product and production engineering is directed by the Vice President of Engineering. The Machining Products Division is responsible for the sale of the Company's automated industrial equipment which includes the CARTESIAN 5 System and wood carving routers. This division is managed by a Vice President. The Technical Services Division is responsible for selling as well as providing technical services and is managed by the Vice President of that Division. In addition, there is a marketing group which is managed by the Company's President and a research and development group which is supervised by the Vice President of Engineering. Each sales division is treated as a separate profit center and is generally charged for the production, marketing, and research and development resources it uses to support its operations.

INDUSTRY BACKGROUND
-------------------
Flexible Automation
-------------------

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

Machine Control Systems
-----------------------

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

CNC systems are also used to control the movements of other automated industrial equipment. This type of system differs from the older Numerical Controls ("NC") in that a CNC system contains one or more computers within the control mechanism providing more capability than a NC control, which lacks a computer and simply executes instructions developed elsewhere.

Programming a CNC system can be accomplished in a variety of ways. These include inputting the block of information directly into a terminal, generating programs using a computer and a computer aided design/computer aided manufacturing (CAD/CAM) system, and moving the machine to a position and having the machine's controller create the block of instructions.

PRODUCTS
--------

Automated Industrial Equipment
------------------------------
The CARTESIAN 5 machining systems are high speed computer controlled, fully automatic machining centers. These centers are designed to perform a variety of tasks such as routing and shaping wood parts, trimming of three dimensional plastic parts, machining of aluminum honeycomb, drilling and high speed machining of aluminum both vertically and horizontally, mortising (i.e., cutting square holes in furniture), and sawing and squaring (i.e., cutting inside square corners). They generally operate over larger table areas and at higher speeds than do conventional machine tools but cannot machine the heavy materials and large cross sections that standard machine tools are capable of doing.

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

The CARTESIAN 5 systems are utilized principally in the woodworking, plastics, boating and automotive industries. Current prices to end users range from approximately $49,000 to over $200,000 per system. The average price of a standard system is approximately $115,000. Sales of the CARTESIAN 5 systems were approximately 80% of total sales of Thermwood Corporation in fiscal year 1997.

Robotics Systems
----------------

During fiscal year 1996 the Company developed a wood carving routing system which has replaced the older Wood Carving Robot. Retail prices for the Wood Carving Router are approximately $150,000. Sales of the new system were approximately 3% of total machine sales. Management believes that a larger market for the new machine will be created; however, at this time no assurance for the larger market can be given.

Probe
-----

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

Tooling
-------

During fiscal year 1997 Thermwood introduced new tooling for its woodworking line of CNC routers. This new tooling includes a low-cost piggyback router and a low-cost 8-position turret. These products are priced at approximately $5,000 for the piggyback router and $12,000 for the turret. Management hopes that these new offerings will allow Thermwood machines to penetrate new markets, however, no assurance to this effect can be given.

SuperControl  Systems
---------------------

Thermwood designs and manufactures its own CNC systems which it uses primarily for its own automated industrial equipment. It currently manufactures version 91000 of the SuperControl CNC system.

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

Thermwood's systems are currently designed to operate at higher quality and reliability levels than earlier versions of these products. In addition, the Company strives to support these systems with improved technical services and assistance. Although Thermwood's marketing strategy has involved emphasis on small to medium-sized companies, the Company has also received orders from larger companies.

The Company generally sells its products through a network of dealers supervised by the Vice President of Sales and the account managers of the particular operating division responsible for each product or service.
Dealers assist the Company in making sales and are paid on a commission basis for this service. Commissions generally range from 15% to 20% of the Company's published retail prices. As of July 31, 1997 the Company had 14 authorized dealers marketing its industrial products. Thermwood usually requires each dealer to execute a non-exclusive written agreement. A dealer is required to sell one machine within each six-month period in order to retain its dealership. Most dealers concentrate their sales efforts in specific geographical areas and in particular industries such as woodworking or plastics, and sell only one of the Company's product lines. However, some market and sell products to more than one industry and sell both the CARTESIAN 5 systems and the Company's line of Wood Carving Routers.

One dealer accounted for approximately 18% of the Company's sales for the fiscal year ended July 31, 1997. See Item 13. (Certain Relationships and Related Transactions) for information relating to the Company's agreement with Automated Associates which is owned by the Company's president and his wife who is also an officer and director. Two other dealers, Index, Inc. and Process and Production Equipment, Inc., accounted for approximately 12% each of the Company's business during the 1997 fiscal year. No other dealer accounted for 10% or more of the Company's business for the fiscal year.
The loss of any large dealer could have a materially adverse effect on the Company's business. Thermwood's business is not seasonal.

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

The Company has opened an office in the United Kingdom to target the European Community as a primary market opportunity. In fiscal year 1996 the Company completed electromagnetic interference (EMI) testing on its product lines which allow the Company to comply with recent European requirements for computer numerically controlled machines. Sales of machines and services in fiscal year end 1997 were approximately 6% of total sales.

TECHNICAL SERVICES
------------------

Management believes that providing extensive and ongoing technical services to customers is essential for the success of small and medium-sized companies. Accordingly, Thermwood offers a variety of technical services through its Technical Services Division. These services include training, installation assistance, preventive maintenance and upgrading and enhancement of installed products as technology advances. The Technical Services Division also has responsibility for the quality control of the Company's industrial products during their manufacture. Technical services are marketed to current customers as well as to companies that purchase
Thermwood equipment in the used market. Sales and service by the Technical Services Division in fiscal year 1997 amounted to approximately 18% of total sales. A toll-free service line is maintained for the use of all owners of the Company's equipment.

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

Thermwood has completed efforts to add the capability of performing three-dimensional wood carving to its entire CNC router line. The resulting system produces carved wood components at a three to ten times faster production rate than the Company's previously marketed carving robot product.
Management is now offering these new capabilities and expects sales of these new products to replace sales of the current two-dimensional carving robot product. For the fiscal year ended July 31, 1996, the two-dimensional carving robot accounted for approximately $182,000 or 1% of machine sales. There were no sales of the robot in fiscal year ended July 31, 1997.

Development efforts have been continuing on the 91000 SuperControl which is an updated version of the CNC control systems formerly used on Thermwood equipment. The basic system development is complete and this control is currently being sold and shipped on the Company's equipment. Current efforts are being directed toward adding certain high-end features and capabilities.

Some of the high-end features being added are a service guide and manual, Searchmode, maintenance videos and a service clock for improved guidance in customer maintenance. Another feature is a 50-tool automatic tool changer and a sanding head for the turret. A 12' Model 53 is being developed because
of increased popularity of 12' stock.   A VHS player and a close up camera
are being added so that customers can record their set up and operations.

CUSTOMERS
---------

Although the Company has sold its industrial products to large corporations (i.e., companies with annual sales approximating or exceeding $1 billion), its primary customer base is comprised of small to medium-sized manufacturers (i.e., companies with annual sales ranging from approximately $10 million to approximately $500 million) located throughout the United States. No customer accounted for more than 10% of the Company's sales in the fiscal year ended July 31, 1997.

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

BACKLOG
-------

As of July 31, 1997, the Company's backlog was approximately $4,080,000 compared with a backlog of $1,630,000 as of July 31, 1996. Substantially all of this backlog will be manufactured and delivered prior to January 31, 1998.

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

Thermwood designs, develops and engineers all of its industrial products. Components contained in these products are either purchased from outside suppliers or fabricated by Company personnel. The Company fabricates such components as computer-based electronic control systems and the steel structure of the CARTESIAN 5 systems. Where possible, the Company utilizes its CARTESIAN 5 systems and 91000 Control systems operating conventional metalworking machine tools to fabricate components.

During fiscal year 1997 the Company purchased two used pieces of equipment which it retrofitted with the 91000 Control system for use in fabricating components which were previously custom made for the Company. This move is expected to save not only labor costs but material costs as well because raw materials can be purchased in larger quantities at a lower cost.

Raw materials are purchased from third party sources. Most raw materials and components, including those which are custom made for the Company, are either purchased or available from several sources. One supplier accounted for approximately 17% of total components purchased by the Company for the fiscal year ended July 31, 1997. The materials purchased from this supplier are available from several other sources.

COMPETITION
-----------

There are many manufacturers of CNC routers in the United States and abroad, particularly in Japan and Europe. A number of these manufacturers are larger, better financed and have more resources than does the Company.

The Company's primary competitors in the high speed machining market are a number of major domestic, Japanese and European firms such as Shoda Iron Works, Heian, Shinks Machinery Works, Motion Master and Komo Machine. In addition, there are a large number of companies offering routing equipment, and it is management's opinion that the market cannot support all of them. Management believes, however, that the ability of the Company to offer products which perform a variety of functions and sell at low prices, provides Thermwood with a competitive advantage.

Competition in CNC routers is based upon real and perceived differences in equipment features, price, performance, reliability, service, marketing, financial strength and product development capability. The Company may be at a competitive disadvantage with those manufacturers that offer a broader line of equipment or related supplies.

Thermwood seeks to design its products for high levels of performance and reliability while offering them at moderate prices.

RESEARCH AND DEVELOPMENT
------------------------

Thermwood plans to continue its research and development efforts primarily directed toward the improvement of existing products, development of new products or product enhancements and reduction in manufacturing costs. The Company utilizes a variety of sources in its research and development efforts, including employees, vendor engineering staffs, contract employees who are retained solely for specific projects, consultants and independent design firms. See "Product Development" above for information relating to the Company's current development efforts.

For the fiscal years ended July 31, 1997 and 1996, the Company spent $216,000 and $284,000, respectively, for research and development. There was no customer sponsored research and development during the 1997 fiscal year. Management believes that expenditures need to be increased for the Company to maintain a competitive position in the immediate future. However, the Company may eventually be at a competitive disadvantage with respect to firms that spend significantly more on research and development efforts.

PATENTS, TRADE SECRETS AND TRADEMARKS
-------------------------------------

Thermwood currently holds 26 domestic patents and has applications pending in the United States for 9 additional patents. There is no assurance that any additional patents will be granted. Management does not believe that major reliance can be placed on patents for the protection of its products although patent protection for the Company's newly developed products is increasing.

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

The Company markets its products under various trademarks, including THERMWOOD, CARTESIAN 5, 91000 SUPERCONTROL, ROUTER ART and PANEL-CAD.
It has three trademark registrations and one application for registration in the United States. The Company also has two foreign trademark registrations and applications for seven foreign registrations.

EMPLOYEES
---------

As of July 31, 1997, the Company had 120 full time employees, of whom 68 were engaged in manufacturing, 11 in marketing, 13 in administration, 9 in engineering, 3 in research and development, and 16 in technical services. None of the Company's employees is a member of any union or collective bargaining organization. Thermwood considers its relationship with its employees to be satisfactory.

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

Forward-Looking Statements
--------------------------

This Annual Report on form 10-K contains certain forward-looking statements including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere in this Annual Report on form 10-K, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. the Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART  II
--------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

The Common Stock has been traded on the American Stock Exchange since 1989 and on the Pacific Stock Exchange since 1987. The following table sets forth the high and low per share sales prices for the Common Stock as reported on the American Stock Exchange for the Company's last two fiscal years ended July 31, 1997 and July 31, 1996, respectively, and for the interim periods indicated:

Common Stock                Low Sales Price          High Sales Price
1997

       Fourth Quarter          $  1.50                   $  2.00
       Third Quarter           $  1.50                   $  2.00
       Second Quarter          $  1.38                   $  2.12
       First Quarter           $  1.94                   $  2.38

1996

       Fourth Quarter          $  1.79                   $  2.50
       Third Quarter           $  1.43                   $  1.93
       Second Quarter          $  1.85                   $  2.45
       First Quarter           $  1.75                   $  2.54

As of October 20, 1997, there were approximately 1,800 holders of record of the Common Stock and 7,077,546 shares outstanding.

Thermwood has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Operations for the years ended July 31 (in thousands except per share data)

                                        1997    1996    1995    1994    1993
                                      ------- ------- ------- ------- -------

Sales, less commissions               $17,779 $12,636 $12,314 $ 9,985 $10,825
Gross Profit                            6,906   4,925   4,786   3,579   2,173
Earnings (loss) from
  continuing operations                 1,236   2,334   2,350     136  (1,394)
Net earnings (loss)                  $  1,236 $ 2,334 $ 2,350 $   208 $(1,360)
                                     ======== ======= ======= ======= ========
Net earnings (loss) per common and
  common equivalent share:
      Primary                           $0.14   $0.31   $0.38   $0.00  $(0.27)
      Assuming full dilution            $0.14   $0.29   $0.30   $0.00  $(0.27)

Weighted average number of shares:
     Primary                            6,925   6,421   5,187   5,150   5,054
     Assuming full dilution             7,237   7,184   7,257   5,150   5,054
Cash dividends declared per common share    0       0       0       0       0

      FINANCIAL POSITION AT JULY 31:
      ------------------------------
Total assets                          $11,273 $ 8,766 $ 7,527 $ 5,418 $ 6,928
Working capital                         5,080   3,791   2,811   1,706   1,291
Long-term obligations                     285     709   1,870   1,862   5,711
Shareholders' equity (deficit)          7,087   6,275   3,437   1,456  (1,985)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for fiscal year 1997 were $17,779,415, an increase of 41% from fiscal year 1996, and a 44% increase from fiscal year 1995. European sales for the first year in operation were $1,035,484, or approximately 6% of total net sales. Machine sales consisted of $16,420,313, or 82% of total gross sales. Technical services were $3,660,548, or 18% of total gross sales. Backlog increased to $4,080,000 at July 31, 1997 from $1,630,000 at July 31, 1996. Management attributes the increased level of orders at July 31, 1997 to a better market share because of lower prices and a good market due to sustained economic growth in the United States.

Gross profit for fiscal year 1997 was $6,905,916, or 38.84% of net sales.
The percentage of current year gross profit to net sales has decreased slightly from last year's 38.97% and 38.86% for 1995. Gross profit for the European operations was $374,021, or 36.12% of net European sales. In the current year, gross profit was positively affected by the continued use of more efficient production methods, including in-house fabrication of components previously finished outside the Company. However, the total gross profit was lower than the two prior years because of the lower gross profit of the European sales. Management expects the first quarter of fiscal year 1998 to reflect higher margins due to generally higher margins on newly designed products and better production efficiency due to a more experienced work force, and improved manufacturing processes. Although management anticipates that gross profit percentages from operations should continue to improve during 1998, no assurance to this effect can be given.

Research and development, marketing, administrative and general expenses were $4,794,563 in fiscal year 1997, compared to $3,638,536 in 1996 and $3,315,904 in 1995. Research and development expenditures aggregating $216,000 in 1997, versus $284,000 in 1996 and $246,000 in 1995 are included in the foregoing amounts. In management's opinion, with its new products and experienced work force the Company can continue to take advantage of the favorable economic conditions.

The major portion of the increased research and development, marketing and administrative and general expenses from 1995 to 1997 was attributable to European operations which did not exist in fiscal year 1996. These expenses amounted to $570,000, or approximately 12% of total expenses in fiscal year 1997. Increased wages and benefits and increased advertising and marketing efforts also contributed to the higher level of expenses.

Interest expense for fiscal year 1997 was $75,686, a decrease of $42,913 from 1996 and a decrease of $219,239 from 1995. The steady decrease from prior years is primarily due to the conversion of 12% convertible debentures to common stock during fiscal years 1997 and 1996.

Operating income for fiscal year 1997 was $2,111,353 compared to operating income of $1,286,817 and $1,470,333 in 1996 and 1995, respectively.
The increase in operating income in 1997 over 1996 resulted primarily from increased sales. The European operations had an operating loss of $195,971. Fiscal year 1997 net earnings were $1,235,824, compared to net earnings of $2,334,428 and $2,349,794 in 1996 and 1995, respectively. Deferred tax benefits of $1,178,000 and $1,236,000 recognized in 1996 and 1995, respectively, contributed to increases in those years. This benefit primarily resulted from a reduction in a deferred tax asset valuation allowance based on management's expectation that future earnings would more likely than not allow for realization of deferred tax assets including utilization of net operating loss carryforwards. As the deferred tax valuation allowance was eliminated prior to fiscal year 1997, income tax expense was provided on all 1997 earnings. Federal income tax expense for fiscal year 1997 was $786,000, compared to income tax benefits of $1,064,000 and $1,110,000 for fiscal years ended July 31, 1996 and 1995, respectively.

The Company has federal income tax net operating loss carryforwards of approximately $4,896,000 which expire in the years 1998 through 2009. It also has other tax credits of lesser value which appear in Note I of Notes to Financial Statements.

Liquidity and Capital Resources
-------------------------------

At July 31, 1997 the Company's working capital was $5,080,310 compared to $3,790,586 at July 31, 1996. This increase was primarily due to increased sales and accounts receivable. The increase in accounts receivable was due to increased sales in the fourth quarter. Inventories also increased, primarily due to in-house processing of components previously purchased completely fabricated. The increase in inventory levels, however, also contributed to increased accounts payable.

Management believes that the focus on marketing, sale and manufacture of standard machines at the lowest possible price has been a major factor in the increased market share, margins and profitability.

The Company had a positive cash flow from operating activities for the 1997 fiscal year in the amount of $1,791,778. Net earnings of $1,235,824, along with the add back of other non-cash expenses such as depreciation and amortization of $338,274, and an increase in accounts payable and customer deposits contributed to a positive cash flow. However, an increase in inventories and accounts receivable used cash resources.

During the 1997 fiscal year, the Company's investing activities were primarily for remodeling engineering and supervisors' offices, replacement of computer equipment and the retrofitting of production equipment with Thermwood Controls. Expenditures for fixed assets in the 1998 fiscal year are anticipated to be for normal replacements and purchases of labor-saving equipment for production. The Company also has plans for expansion of the production area to increase efficiency and capacity due to an anticipated increased level of sales.

Principal payments on lease obligations during the 1997 fiscal year were for leased office equipment. Cash flows from financing activities included $285,204 of dividend payments on preferred stock and redemption of $550,800 of preferred stock.

Recent Accounting Pronouncements
--------------------------------

In February of 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128, Earnings per Share, (FAS 128) and No. 129, Disclosures of Information about Capital Structure, (FAS 129), effective for years ending after December 15, 1997. FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Company will adopt FAS 128 in its July 31, 1998 financial statements. The effect of such adoption is not expected to have a material impact on the earnings per share of the Company. FAS 129 specifies and aggregates various disclosures which were previously required for certain entities. The Company has complied with the disclosure requirements under this statement.

In June of 1997, the FASB issued Statements of Financial Accounting Standards, No. 130, Reporting Comprehensive Income, (FAS 130), and No. 131, Disclosures About Segments of an Enterprise and Related Information,
(FAS 131), effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted FAS 130. The Company will comply with the reporting and display requirements under this statement when required. FAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted FAS 131. As the Company operates within one industry segment, the reporting of such information is not expected to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information called for by this Item 8 is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


			PART III
--------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Certain information about the directors and officers of the Company is contained in the following table:

NAME                        AGE                 POSITION

Kenneth J. Susnjara (1)     50  Chairman of the Board, President and Director

Linda S. Susnjara (1)       48  Secretary and Director

Michael P. Hardesty         43  Vice President of Engineering

Rebecca F. Fuller           47  Treasurer

David J. Hildenbrand        40  Vice President of Sales

Richard Kasten              45  Vice President of Technical Services

Peter N. Lalos (2)          63  Director

Edgar Mulzer (2)            79  Director

Lee Ray Olinger (2)         70  Director
------------------------

(1)  Mr. and Mrs. Susnjara are husband and wife.

(2) Member of the Incentive Stock Option Committee, Non-Qualified Stock Option Committee, Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Each director receives compensation in the amount of $1,000 plus $100 for each $100,000 in profit for the previous quarter for attending each directors' meeting and is reimbursed for all related expenses.

Mr. Susnjara co-founded Thermwood in 1969 and has been a director since inception and Chairman, President and Chief Executive Officer since 1971. He also served as Treasurer prior to March 1979 and again from October 1983 to June 1985. He has devoted his full time to the Company's business except for a brief period in 1985 when he acted as a distributor for the Company. Mr. Susnjara is the author of a book on industrial robotics entitled A Manager's Guide to Industrial Robotics. See Item 13. "Certain Relationships and Related Transactions.

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

Mr. Hildenbrand became a Vice President of Thermwood in August, 1988. Previously, he had been employed by the Company in various technician and sales manager positions since 1977. He has also been a director of Thermwood Europe Ltd. since July, 1996.

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

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITYES EXCHANGE ACT OF 1934
---------------------------------------------------------------------

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16 (a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the annual remuneration paid during the fiscal years ended July 31, 1997, 1996 and 1995 to the Chief Executive Officer and to each of the executive officers of the Company whose total fiscal 1997 remuneration exceeded $100,000 and to all officers of the Company as a group.

                          Summary Compensation Table

                         Annual compensation            Long-term compensation
                         -------------------          -------------------------
                                                           Awards        Payouts
                                                      ------------------ -------
                                            Other
                                            annual    Restricted Options/
Name and principal                         compensa-    stock      SARs   LTIP
 position            Year Salary   Bonus    tion(1)    award(s)     (#)  payouts
-------------------- ---- ------- -------- ---------- ---------- ------- -------
Kenneth J. Susnjara, 1997 $63,000 $145,949 $3,700         0         0       0
 Chairman of         1996  63,000   83,242  2,000         0         0       0
 the Board,          1995  63,000   94,739  2,000         0         0       0
 President and director

Michael Hardesty,    1997  48,000  102,165     0          0         0       0
 Vice-president      1996  48,000   58,269     0          0         0       0
 Engineering         1995  48,000   66,317     0          0         0       0

David Hildenbrand,   1997  45,000  116,779     0          0         0       0
Vice-president Sales 1996  45,000   56,818     0          0         0       0
                     1995  45,000   73,964     0          0         0       0

Rebecca Fuller,      1997  40,000   87,570     0          0         0       0
 Treasurer

All other officers
as a group (1)person 1997  40,000   29,172     0          0         0       0
 (2) persons         1996  80,000   76,369     0          0         0       0
 (2) persons         1995  80,000   77,618     0          0         0       0

Name and principal position        Year        All other compensation
---------------------------        ----        ----------------------
Kenneth J. Susnjara,               1997                   0
 Chairman of the Board,            1996                   0
 President and director            1995                   0

Michael Hardesty, Vice-president   1997                   0
 Engineering                       1996                   0
                                   1995                   0

David Hildenbrand                  1997                   0
 Vice-president Sales              1996                   0
                                   1995                   0

Rebecca Fuller, Treasurer          1997                   0

All other officers as a group (1)  1997                   0
                   as a group (2)  1996                   0
                   as a group (2)  1995                   0

(1)  Other annual compensation represents directors' fees paid to Mr. Susnjara.

An additional 25,000 stock options were issued to Grant Lockhart under the Qualified Stock Option Plan in fiscal year 1997. An additional 50,000 options were issued under a non-qualified stock option plan to a public relations firm. At July 31, 1997 the exercise price of some of the unexercised options were less than the market price of the Company's Common Stock. On September 6, 1994, registration statements on Form S-8 were filed with the Securities and Exchange Commission under the Securities Act of 1933 in connection with the registration of shares of the Company's Common Stock under the Company's Employee Incentive Stock Option Plan and Non-Qualified Stock Option Plan.

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

Profit Sharing Plan.
--------------------

In 1985, the Company instituted a management profit sharing plan. This plan has been operative since fiscal 1987, and was continued in an amended form for fiscal year 1997. Covered under the plan are the Chairman of its Board of Directors, the President, Vice President of Engineering, Vice President of Sales, Vice President of Technical Services, the Treasurer and various departmental managers.

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

Incentive Stock Option Plan.
----------------------------

Under the Company's Employee Incentive Stock Option Qualified Plan (the "Qualified Plan"), options to purchase a maximum of 400,000 shares of its Common Stock may be granted to officers and other key employees of Thermwood. Options granted under the Qualified Plan are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code of 1954, as amended by the Tax Reform Act of 1986.

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

Options granted under the Qualified Plan are not transferable other than by will or the laws of descent and distribution. Options granted under the Qualified Plan are protected by anti-dilution provisions increasing the number of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The life term of the Qualified Plan extends to December 3, 2000, or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding at the termination date until it expires or is exercised in full, whichever occurs first.

As of July 31, 1997, options to acquire 233,000 shares of the Company's common stock for ten years at an average exercisable price of $1.68 per share had been granted under the Qualified Plan to 20 employees of the Company. Options for the purchase of 233,000 shares were exercisable as of July 31, 1997.

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

The Committee may grant an optionee the right to surrender all or a portion of his accrued options to the Company and receive from it the difference between the option price and the then fair market value. Options become exercisable in 25% installments each year beginning in the second year through the fifth year. Options are generally not transferable and are conditioned upon the optionee remaining in the Company's employ for at least one year from the date of its grant. Under the NSO Plan, no option may be granted after January 1, 2005 and the exercise price of such options may not be less than the then fair market value. It is within the Committee's discretion to grant anti-dilution provisions to each optionee. Under present federal income tax law, an employee, officer or director who is granted an option will not have any income upon the grant of an option and the Company will not be entitled to any deduction at that time. When an optionee exercises his option, ordinary income will be realized by him, measured by the excess of the fair market value of the shares over the price paid for the shares. The Company will be entitled to a deduction equal to the amount of income realized by the holder of the option. If the optionee surrenders all or part of his option for a cash or common stock payment, he will realize ordinary income in the amount of cash or fair market value of stock received. The Company will be entitled to a deduction equal to the amount of income realized by the optionee.

As of July 31, 1997 options to acquire 200,000 shares of the Company's common stock at an average exercisable price of $1.34 per share have been granted under the NSO Plan to four directors and officers of Thermwood, all of which are presently exercisable.

Other options.
--------------

Other options to purchase 650,000 shares have been granted by the Board of Directors, all of which were exercisable as of July 31, 1996. An option to purchase 600,000 of these shares was granted to the President of the Company. The option extends through October 18, 1997 and permits the purchase of 300,000 shares at $3.00 per share and 300,000 at $6.00 per share. The current options replace canceled options of 200,000 at $5.00 per share, 200,000 at $7.50 per share and 200,000 at $10.00 per share. An option for 30,000 shares was granted to the law firm of Lalos & Keegan at $1.00 per share, and was exercised during fiscal year ended July 31, 1996. A 30,000 share option was granted to an employee at $1.00 per share and is exercisable through October 1997. An additional 20,000 shares at $1.6875 per share were granted during fiscal year ended July 31, 1996 to a principal in a former public relations firm for the Company. The options are currently exercisable and extend through February, 2006. During fiscal year 1997 options for 50,000 shares were granted to another public relations firm. These options are exercisable as of July 31, 1997, 25,000 of which are exercisable at $2.50 per share and 25,000 at $5.00 per share and expire 30 days after termination of the service agreement between the Company and the firm.

SECTION 401(k) PLAN
-------------------

The Company adopted a tax-qualified cash savings plan (the "401(k) Plan") which became effective in October 1989. This Plan covers all employees who have completed 12 months of continuous service prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral (before tax) contributions of up to 15% of their total compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. The Company also makes matching contributions equal to 25% of the employee's contribution up to a maximum of 3% of the employee's annual compensation. The 401(k) Plan also includes provisions which authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the 401(k) Plan. The trustee under the 401(k) Plan is Merrill Lynch of Evansville, Indiana. It invests the assets of each participant's account in funds at the direction of such participant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
-------------------------------------------------------------------------

The following table sets forth certain information regarding the Company's Common Stock, including shares underlying the convertible debentures and exercisable Common Stock options owned as of July 31, 1997 by (i) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, and (iii) all officers and directors as a group:

                                                      Shares Owned
                                                      Including Those
                                                      Underlying    Percentage
                                      Percentage of   Exercisable   of Total
Names and              Shares Owned   Total Outstan-  Options       Outstanding
Addresses of                at        ding Shares     Convertible   Shares
Beneficial Owners (1)  July 31, 1997  Owned (2)       Securities    Owned
---------------------  -------------  --------------  ------------  ----------
Kenneth J. Susnjara        1,330,000           19.0   2,130,000(5)    25.96(5)
(3,4)

Edgar Mulzer
401 10th Street
Tell City, Indiana 47586     985,262          14.07   1,035,262(6)    12.94(6)

Peter N. Lalos
14312 Darnstown Road
Gaithersburg, Maryland 20878  43,300            0.6     113,300(7)      1.4(7)

Linda S. Susnjara (3,4)            0              0      50,000(8)       .6(8)

Lee Ray Olinger
c/o First Bank of Huntingburg
4th and Main Street
Huntingburg, IN 47542          2,000              0       2,000              0

All Officers and Directors
as a Group (9 persons)     2,391,562           34.2   3,438,562          42.96
                                                       (5,6,7,8)      (5,6,7,8)

(1) Except as indicated in (4), all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Excludes (i) an aggregate of 301,000 shares of Common Stock reserved for issuance upon conversion of debentures; (ii) 400,000 shares reserved for issuance under the Company's Qualified Stock Option Plan of which options to purchase 233,000 shares have been granted and options to purchase 233,000 shares are currently exercisable; (iii) 350,000 shares reserved for issuance under the Company's Non-Qualified Stock Option Plan of which options to purchase 200,000 shares have been granted and are currently exercisable; (iv) 600,000 shares reserved for issuance upon exercise of options granted to Mr. Susnjara, all of which are currently exercisable; (v) 20,000 shares reserved for issuance of options granted to R. Jerry Falkner, all of which are currently exercisable; and (vi) 30,000 shares reserved for issuance upon exercise of options granted to an employee, all of which are currently exercisable. See Item 11. "Executive Compensation" and Item 13."Certain Relationships and Related Transactions."

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

(7) Includes (i) an aggregate of 20,000 shares issuable upon conversion of debentures owned by Mr. Lalos; and (ii) 50,000 shares issuable upon the exercise of options granted to Mr. Lalos under the Company's Non-
Qualified Stock Option Plan.

(8) Includes 50,000 shares issuable upon the exercise of options granted to Mrs. Susnjara under the Company's Non-Qualified Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

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

Conversion by Affiliated Party of Debt to Preferred Stock:
----------------------------------------------------------

As previously noted, an aggregate of $3,437,120 owed to Mr. Mulzer was converted to an aggregate of 1,000,000 shares of Preferred Stock on November 18, 1993. The holders of the Preferred Stock are entitled to receive cumulative cash dividends out of the net profits of the Company at the rate of thirty-four cents ($0.34) per share per annum, payable monthly in equal installments within the first fifteen days of each month for the preceding month as directed by the Board of Directors of the Company. The Company has the right in its sole discretion to redeem the stock at any time at $3.40 per share. The Company redeemed 162,000 and 100,000 shares of the preferred stock for a total of $550,800 and $340,000 during fiscal years 1997 and 1996, respectively. Dividends were paid in the amount of $285,204 and $330,055 for the fiscal years 1997 and 1996, respectively.

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

Product Sales Through and Lease Agreement With Affiliated Dealer:
-----------------------------------------------------------------

Mr. and Mrs. Susnjara are the owners of Automation Associates Incorporated ("AAI"), a dealer of the Company's industrial products. The agreement between the Company and AAI contains the same terms and conditions as do the Company's agreements with its other dealers. The Company sold no products to AAI during fiscal year 1997, but paid AAI $447,667 in commissions during the year for assisting in effecting sales of approximately $2,575,000. This amount represents approximately 18% of the Company's gross sales for fiscal year 1997. AAI also leases space from the Company at what management believes is a fair market rate. Rental payments were $6,400 during the 1997 fiscal year.

Payment of Legal Fees to Affiliated Party:
------------------------------------------

Lalos & Keegan, a law firm in which Mr. Lalos is the senior partner, accrued fees of $77,000, $103,000, $94,000, for the fiscal years 1997, 1996, and
1995, respectively. During fiscal year 1997 the Company paid this firm an aggregate of $62,237. Accordingly, as of July 31, 1997 the Company carried a balance of $14,462 for Lalos & Keegan. This firm performs patent, trademark, general corporate and litigation services for the Company.

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


                               PART   IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)  The following documents are filed as a part of this report:
       	1.  Financial Statements:

        Index to Financial Statements:
        Independent Auditors' Report

Financial Statements:
      Consolidated Balance Sheets - July 31, 1997 and 1996

      Consolidated Statements of Operations - Years ended
      July 31, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity
      Years Ended July 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended
      July 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

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

Date:
October 28, 1997                /s/ Kenneth J. Susnjara
                                -----------------------
                                Kenneth J. Susnjara, Chairman of the Board and
                                President (Principle Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:
October 28, 1997                /s/ Kenneth J. Susnjara
                                -----------------------
                                Kenneth J. Susnjara, Chairman of the Board and
                                President (Principal Executive Officer)

Date:
October 28, 1997
                               /s/ Rebecca F. Fuller
                               ---------------------
                               Rebecca F. Fuller, Treasurer
                              (Principal Financial and Accounting Officer)

Date:
October 28, 1997
                              /s/ Linda S. Susnjara
                              ---------------------
                              Linda S. Susnjara, Secretary

Date:
October 28, 1997
                             /s/ Peter N. Lalos
                             ------------------
                             Peter N. Lalos, Director

Date:
October 28, 1997            /s/ Edgar Mulzer
                            ----------------
                            Edgar Mulzer, Director

Date: October 28, 1997


                           Lee Ray Olinger, Director




INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying consolidated balance sheets of Thermwood Corporation and subsidiary as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermwood Corporation as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Indianapolis, Indiana
September 12, 1997, except as to Note L which is as of October 7, 1997

                             THERMWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         July 31
                                           -----------------------------------
                                                  1997              1996
                                           ---------------   -----------------
Assets
------
Current Assets

  Cash                                        $   512,480        $     18,995
  Accounts receivable, less allowance for
    doubtful accounts of $25,000 for 1997
    and 1996                                    1,802,569             812,540
    Inventories                                 4,618,001           3,329,337
    Deferred income taxes                       1,676,000           1,073,000
    Prepaid expenses                              372,287             339,015
                                             -------------       -------------
         Total Current Assets                   8,981,337           5,572,887
                                             -------------       -------------

Property and Equipment

   Land                                            73,260              73,260
   Buildings and improvements                   1,352,059           1,235,621
   Furniture and equipment                      2,768,255           2,331,461
   Construction in progress                         6,257             168,140
     Less accumulated depreciation
      and amortization                         (2,375,826)         (2,115,795)
                                              ------------        ------------
         Net Property and Equipment             1,824,005           1,692,687
                                              ------------        ------------
Other Assets

   Patents, trademarks and other                  133,026             131,899
   Bond issuance costs less
    accumulated amortization                        8,665              27,817
   Deferred income taxes                          326,000           1,341,000
                                              ------------        ------------
         Total Other Assets                       467,691           1,500,716
                                              ------------        ------------
Total Assets                                  $11,273,033         $ 8,766,290
                                              ============        ============

                            THERMWOOD CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                            July 31
                                                 -----------------------------
                                                       1997             1996
                                                 ------------   --------------
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities

     Accounts payable                            $ 1,375,005      $   694,603
     Accrued compensation and payroll taxes          582,652          349,136
     Customer deposits                               907,110          494,009
     Other accrued liabilities                     1,028,505          238,288
     Current portion of capital lease obligations      7,755            6,264
                                                 ------------   --------------
           Total Current Liabilities               3,901,027        1,782,300
                                                 ------------   --------------
Long-Term Liabilities,  Less Current  Portion

     Capital lease obligations                         5,918           15,474
     Bonds payable, net of unamortized discount of
       $22,225 for 1997 and $69,721 for 1996         278,775          693,279
                                                 ------------   --------------
           Total Long-Term Liabilities               284,693          708,753
                                                 ------------   --------------
Shareholders' Equity

   Preferred stock, no par value, 2,000,000
     shares authorized, 1,000,000 shares
     issued and 738,000 and 900,000 shares
     outstanding for 1997 and 1996, respectively   2,546,320        3,097,120
   Common stock, no par value, 20,000,000
     shares authorized, 7,000,546 and
     6,538,546 shares issued and outstanding
     for 1997 and 1996, respectively              10,599,285       10,190,404
     Accumulated deficit                          (6,033,542)      (6,984,162)
                                                 ------------   --------------
                                                   7,112,063        6,303,362
     Less subscriptions receivable                    24,750           28,125
                                                 ------------   --------------
           Total Shareholders' Equity              7,087,313        6,275,237
                                                 ------------   --------------
Total Liabilities and Shareholders' Equity       $11,273,033      $ 8,766,290
                                                 ============   ==============

See accompanying notes to consolidated financial statements.

                          THERMWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years Ended July 31
                           ---------------------------------------------------
                                 1997             1996               1995
                           ----------------  ----------------  ---------------
Sales
    Machine sales              $16,420,313       $10,966,096      $11,042,793
    Technical services           3,660,548         3,298,567        2,785,525
                           ----------------  ----------------  ---------------
                                20,080,861        14,264,663       13,828,318
   Less commissions              2,301,446         1,628,172        1,514,047
                           ----------------  ----------------  ---------------
Net Sales                       17,779,415        12,636,491       12,314,271

Cost of Sales
    Machines                     8,841,911         5,577,272        5,951,699
    Technical services           2,031,588         2,133,866        1,576,335
                           ----------------  ----------------  ---------------
Total Cost of Sales             10,873,499         7,711,138        7,528,034
                           ----------------  ----------------  ---------------
Gross Profit                     6,905,916         4,925,353        4,786,237

Research and development,
 marketing, administrative
 and general expenses            4,794,563         3,638,536        3,315,904
                           ----------------  ----------------  ---------------
        Operating income         2,111,353         1,286,817        1,470,333
                           ----------------  ----------------  ---------------
Other income (expense):
   Interest expense -
    related party                        0              (889)          (7,791)
   Interest expense - other        (75,686)         (117,710)        (287,134)
   Other                            19,157             6,210          (35,614)
                           ----------------  ----------------  ---------------
   Other expense, net              (56,529)         (112,389)        (330,539)
                           ----------------  ----------------  ---------------
Earnings before income taxes     2,054,824         1,174,428        1,139,794
Income tax (expense) benefit      (819,000)        1,160,000        1,210,000
                           ----------------  ----------------  ---------------
        Net earnings           $ 1,235,824       $ 2,334,428      $ 2,349,794
                           ================  ================  ===============
Net earnings applicable to
  common shareholders          $   950,620       $ 2,004,373      $ 1,981,884
                           ================  ================  ===============

Earnings per common and
  common equivalent share
    Primary                          $0.14             $0.31            $0.38
                           ================  ================  ===============

    Assuming full dilution           $0.14             $0.29            $0.30
                           ================  ================  ===============

Weighted average number of shares:
    Primary                      6,925,601         6,421,102        5,187,152
    Assuming full dilution       7,236,782         7,184,102        7,257,152

See accompanying notes to consolidated financial statements.

                                  THERMWOOD CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                  Preferred Stock           Common Stock
                ------------------- -----------------------------
                                                      Subscriptions Accumulated
                Shares     Amount     Shares    Amount  Receivable    (Deficit)
               --------- ---------- --------- ---------- -------- -------------
Balances at
 July 31, 1995 1,000,000 $3,437,120 5,149,546 $8,988,897    $    0 ($8,988,535)

 Preferred
  dividends paid       0          0         0          0     0        (330,055)

 Redemption of
  preferred
  stock         (100,000)  (340,000)        0          0     0               0

 Conversion of
  12% debentures,
  net of related
  bond issuance
  costs and unamor-
  tized discount       0          0 1,307,000  1,115,507      0              0

 Exercise of
  qualified stock
  options              0          0    52,000     56,000 (28,125)            0

 Exercise of other
  stock options        0          0    30,000     30,000       0             0

 Net earnings          0          0         0          0       0     2,334,428
               ---------- ---------- --------- ---------- ---------  ----------

Balances at
 July 31, 1996   900,000 $3,097,120 6,538,546 $10,190,404 ($28,125)($6,984,162)

 Subscriptions
  received             0          0         0           0    3,375           0

 Preferred dividends
  paid                 0          0         0           0        0    (285,204)

 Redemption of
  preferred
  stock         (162,000)  (550,800)        0           0        0           0

 Conversion of
  12% debentures,
  net of related
  bond issuance
  costs and
  unamortized
  discount             0          0   462,000     408,881        0           0

 Net earnings          0          0         0           0        0   1,235,824
             ----------- ---------- --------- ----------- ---------------------
Balances at
 July 31, 1997   738,000 $2,546,320 7,000,546 $10,599,285 ($24,750)($6,033,542)
             =========== ========== ========= =========== ========= ===========

See accompanying notes to consolidated financial statements.

                            THERMWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended July 31
                                ----------------------------------------------
                                     1997            1996            1995
                                --------------  --------------  ---------------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                     $  1,235,824    $  2,334,428    $  2,349,794
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
   Depreciation and amortization      338,274         295,510         329,012
   Provision for inventories                0          21,012          80,000
   Gain on disposal of equipment            0         (15,625)         (1,850)
   Deferred income taxes              412,000      (1,178,000)     (1,236,000)
   Changes in operating assets and
     liabilities:
     Accounts receivable             (990,029)        369,060        (500,252)
     Inventories                   (1,288,664)       (341,402)       (244,890)
     Prepaid expenses and
      other assets                    (32,864)         41,151        (140,219)
     Accounts payable and
      other accrued expenses        1,704,136        (263,205)       (114,974)
     Customer deposits                413,101        (148,350)        273,154
                                  ------------  --------------  --------------
Net cash provided by
 operating activities               1,791,778       1,114,579         793,775
                                  ------------  --------------  --------------
Cash Flows From Investing Activities:
------------------------------------

Proceeds from sale of equipment             0          40,000           1,850
Purchases of patents, property
 and equipment                       (457,599)       (502,350)       (350,111)
                                  ------------  --------------  --------------
Net cash used by
 investing activities                (457,599)       (462,350)       (348,261)
                                  ------------  --------------  --------------
Cash Flows From Financing Activities:
-------------------------------------

Principal payments on
 lease obligations                     (8,065)        (31,598)        (76,767)
Redemption of preferred stock        (550,800)       (340,000)              0
Payment of dividends on
 preferred stock                     (285,204)       (330,055)       (367,910)
Proceeds from subscriptions
 receivable                             3,375               0               0
Proceeds from exercise of stock options     0          57,875               0
                                    ----------  --------------  --------------
Net cash used by
 financing activities                (840,694)       (643,778)       (444,677)
                                    ----------  --------------  --------------
Increase in cash                      493,485           8,451             837
Cash at beginning of year              18,995          10,544           9,707
                                   -----------  --------------  --------------
Cash at end of year                $  512,480      $   18,995      $   10,544
                                   ===========  ==============  ==============

See accompanying notes to consolidated financial statements.


                      THERMWOOD CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :
------------------------------------------------------

General :
---------

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiary, Thermwood Europe Limited, a United Kingdom company. The term "Company" refers to the consolidated operations of Thermwood Corporation and its subsidiary.

The Company operates within a single business segment called industrial automation equipment, and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. Three dealers accounted for approximately 42% of the Company's business. The loss of any large dealer could have a materially adverse effect on the Company's business.

The Company also offers a variety of technical services. These services include training, installation assistance, preventive maintenance and upgrading and enhancement of installed products as technology advances. The Technical Services Division also has responsibility for the quality control of the Company's industrial products during their manufacture. Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market. Sales and service by the Technical Services Division in fiscal year 1997 amounted to approximately 18% of total sales.

The Company's machining systems are utilized principally in the woodworking, plastics and boating industries. The Company is not dependent upon a single supplier or only a few suppliers.

Principles of Consolidation:
----------------------------

All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates and Assumptions:
---------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenues and Warranties:
------------------------

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are shipped. Revenues of technical services are recognized when the service is performed. Estimated costs of product warranties are charged to cost of sales at the time of sale.

Inventories:
------------

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:
-----------------------

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

Depreciation expense for 1997, 1996 and 1995 was $304,716, $256,290 and $289,339, respectively.

Research and Development:
-------------------------

Research and development costs are expensed as incurred. Expenditures for research and development were approximately $216,000, $284,000 and $246,000 during 1997, 1996 and 1995, respectively.

Customer Deposits:
------------------

Customer deposits are recorded as a current liability with no offset against costs incurred on work-in-process. As of July 31, 1997, substantially all of the deposits had no incurred work-in-process cost.

Earnings Per Share:
-------------------

Primary earnings per common and common equivalent share is based on net earnings less preferred stock dividend requirements and the weighted average number of common shares outstanding, adjusted for the incremental shares attributed to dilutive stock options and warrants using the treasury stock method.

Earnings per share, assuming full dilution, is determined by dividing net earnings attributable to common shareholders, plus interest and amortization expense (net of income taxes) related to convertible debentures, by the sum of the weighted average number of common shares outstanding and the incremental shares attributed to dilutive common stock equivalents and the assumed conversion of the convertible debentures.

Income Taxes:
-------------

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

Reclassifications:
------------------

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

NOTE B -- INVENTORIES:
----------------------

Inventories at July 31 consist of:
                                             1997               1996
                                     ------------------  -------------------
Finished goods                            $    644,477        $     508,910
Work-in-process                              1,171,484              903,447
Raw                                  ------------------  -------------------
                                          $  4,618,001        $   3,329,337
                                     ==================  ===================

NOTE C -- LEASES :
------------------

The Company has leased its production facilities and certain equipment, primarily from related parties. Amounts included in property and equipment at July 31 relating to capital leases are as follows:

                                             1997              1996
                                      ----------------   -----------------
Land                                     $     73,260        $     73,260
Building and improvements                   1,171,778           1,171,778
Furniture and equipment                       266,929             266,929
                                      ----------------   -----------------
                                            1,511,967           1,511,967
Less accumulated amortization                (799,558)           (740,782)
                                      ----------------   -----------------
                                          $   712,409         $   771,185
                                      ================   =================

Included in Land, Building and Improvements above are assets with a net book value of $533,928 and $696,454 at July 31, 1997 and 1996, respectively, leased from a director of the Company under a capital lease expiring in February, 2007. During fiscal year 1994, the obligation under this lease was converted to Preferred Stock (Note G). The Company has the option to purchase the assets under this lease at any time for a purchase price of $1,608,629 less the aggregate amount paid to the director for the redemption of the Series A Preferred Stock, which payments aggregated $890,800 through July 31, 1997.

Future minimum lease payments as of July 31, 1997 for all leases are as follows:

                                          Capital             Operating
      Years ending July 31:               Leases               Leases
                                     -----------------   --------------------
                       1998                    $8,916                $42,108
                       1999                     7,114                 42,108
                       2000                         0                 42,108
                       2001                         0                 42,108
                       2002                         0                  1,200
                                     -----------------   --------------------

      Total minimum lease payments             16,030               $169,632
      Less amount representing interest                  ====================
            (principally at 14%)               (2,357)
                                     -----------------
Present value of net minimum lease
             payments                         $13,673
                                     =================

Total operating lease expense for 1997, 1996 and 1995 was $44,390, $18,130 and $18,315 respectively.

NOTE D -- BONDS PAYABLE:
------------------------

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

During fiscal year ended July 31, 1997 holders tendered $462,000 of the debentures for conversion into 462,000 common shares.

Each Warrant entitled the holder to purchase one share of common stock at a price of $3.00 per share, subject to anti-dilutive adjustments, through February 1996. The warrants expired on February 21, 1996.

NOTE E -- COMMON STOCK OPTIONS:
--------------------------------

The Company has both a qualified and a nonqualified stock option plan. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (FAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1997               1996
                                   -----------------  -----------------
Net Earnings
   As Reported                           $1,235,824         $2,334,428
   Pro Forma                              1,214,168          1,985,024

Primary Earnings Per Share
   As Reported                                $0.14              $0.31
   Pro Forma                                   0.14               0.27

Fully Diluted Earnings Per Share
   As Reported                                 0.14               0.29
   Pro Forma                                   0.14               0.26

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The Statement does not apply to awards granted prior to December 16, 1995. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1997 and 1996: no dividend yield for both years; expected volatility of 56 percent and 72 percent for 1997 and 1996, respectively, risk-free interest rates of 6.2 percent and 6.6 percent for 1997 and 1996, respectively, expected lives of 10 years for all options except 5 years for options to purchase 600,000 shares granted in 1996.

The Company reserved 400,000 shares of common stock for issuance under the qualified plan. Options to purchase 285,000 of the shares have been granted, 25,000 of which were granted during fiscal year 1997. None of these options were exercised during fiscal year 1997. As of July 31, 1997, 233,000 were exercisable. These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 350,000 shares of common stock of which options to purchase 200,000 shares were outstanding and exercisable as of July 31, 1997.

Other options to purchase 700,000 shares have been granted by the Board of Directors, all of which were outstanding and exercisable as of July 31, 1997. An option to purchase 600,000 of these shares was granted to the President of the Company. The option extends through October 18, 1997 and permits the purchase of 300,000 shares at $3.00 per share and 300,000 at $6.00 per share. A 30,000 share option was granted to an employee at $1.00 per share and is exercisable through October 1997. Options for an additional 20,000 shares at $1.6875 per share were granted during fiscal year 1996 to a principal in a former public relations firm for the Company. The options are currently exercisable and extend through February, 2006. During fiscal year 1997 options for 50,000 shares were granted to another public relations firm. These options are exercisable as of July 31, 1997, 25,000 of which are exercisable at $2.50 per share and 25,000 at $5.00 per share and expire 30 days after termination of the service agreement between the Company and the firm.

A summary of common stock options for the years ended July 31 follows:

                        1997                   1996               1995
                ---------------------  -------------------  ------------------
                           Weighted             Weighted            Weighted
                           Average              Average             Average
                           Exercise             Exercise            Exercise
               Shares        Price     Shares    Price      Shares    Price
               ---------- ----------- --------- ---------- --------- ---------
Outstanding at
 beginning of
 year           1,058,000    $  3.19  1,035,000    $  4.85 1,044,750   $  4.85

Granted            75,000    $  2.95    755,000    $  3.86         0         0

Canceled/expired        0          0    650,000    $  7.01     9,750   $  1.63

Exercised               0          0     82,000    $  1.37         0         0
                --------- ---------- ---------- ---------- --------- ---------
Outstanding at end
 of year        1,133,000      $3.18  1,058,000    $  3.19 1,035,000   $  4.85
                ========= ========== ========== ========== ========= =========
Exercisable at end
 of year        1,133,000             1,058,000            1,035,000
                =========            ==========            =========

Weighted average fair
 value of options
 granted during the year     $  1.38                $  .75            $   0.00
                          ==========             =========            ========

NOTE F -- SHAREHOLDERS' EQUITY:
-------------------------------

The Company is authorized to issue 2,000,000 shares of non-voting preferred stock, no par value Series A Preferred Stock, of which 1,000,000 shares were issued and 738,000 and 900,000 shares were outstanding at July 31, 1997 and 1996, respectively. All of these shares were issued to a director/ shareholder in a conversion of debt transaction (Note G). The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends out of the net profits of the Company at the rate of thirty-four cents
($0.34) per share per annum, payable monthly in equal installments within the first fifteen days of each month for the preceding month as directed by the Board of Directors of the Company. The Company has the right in its sole discretion to redeem the stock at any time at $3.40 per share. During fiscal years 1997 and 1996, 162,000 and 100,000 shares were redeemed by the Company for $550,800 and $340,000, respectively. In the event of the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive $3.40 per share plus any unpaid cumulative and current dividends before payment to holders of shares of the Company's common stock.

NOTE G -- RELATED PARTY TRANSACTIONS:
-------------------------------------

Director and shareholder - The Company leased land, building and improvements from a director/shareholder and a leasing company owned by this director.
The net book value of these leased assets was $533,928 and $696,454 at July 31, 1997 and 1996, respectively. On November 18, 1993, the Company entered into an agreement with the director/shareholder, whereby approximately $3.4 million in long-term debt (including amounts due under capital leases) was converted to 1,000,000 shares of the Company's Series A Preferred Stock.

Director and shareholder - A director and shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $76,699, $103,180 and $93,929 for 1997, 1996
The Company had accounts payable of $14,462 at July 31, 1997 relating to such legal services.

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

Rent income from the dealership was $6,800, $7,200 and $7,200 for 1997, 1996 and 1995, respectively. Sales commissions of $447,667, $349,584 and $578,298 were paid to the dealership during 1997, 1996, and 1995, respectively, for assisting in effecting sales.

NOTE I -- INCOME TAXES:
-----------------------

The provisions for income taxes for the years ended July 31 consist of:

                                       1997         1996       1995
                                   ----------- ------------ -----------
Federal:
     Currently payable             $ (407,000)  $  (18,000) $  (26,000)
     Deferred (expense) benefit      (379,000)   1,082,000   1,136,000
                                   ----------- ------------ -----------
                                     (786,000)   1,064,000   1,110,000
                                   ----------- ------------ -----------
State:
     Currently payable                      0            0           0
     Deferred (expense) benefit       (33,000)      96,000     100,000
                                   ----------- ------------ -----------
                                      (33,000)      96,000     100,000
Total income tax (expense) benefit  ($819,000)  $1,160,000  $1,210,000
                                   =========== ============ ===========

A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                       1997         1996        1995
                                   ------------ ------------- ------------
Net earnings before income taxes   $ 2,054,824   $ 1,174,428  $ 1,139,794
                                   ============ ============= ============
Expected income tax expense        $  (760,000)  $  (435,000) $  (422,000)
Utilization of net operating
 loss carryforwards                          0       119,000      474,000
Reduction in deferred tax asset
 valuation allowance                         0     1,480,000    1,163,000
Effect of non-deductible items:
   Meals and entertainment             (14,000)      (11,000)      (9,000)
Other                                  (45,000)        7,000        4,000
                                   ------------- ------------ ------------
  Total actual income tax
    (expense) benefit              $  (819,000)  $ 1,160,000  $ 1,210,000
                                   ============= ============ ============

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

Deferred tax assets:                        1997              1996
                                       --------------- ------------------
Inventory valuation                       $   246,000        $   248,000
Warranty reserves                              73,000             42,000
Net operating loss carryforwards            1,812,000          2,224,000
Other                                           3,000             90,000
                                       --------------- ------------------
      Deferred tax assets                   2,134,000          2,604,000
                                       --------------- ------------------
Deferred tax liability:
      Property and equipment                  132,000            190,000
                                       --------------- ------------------
      Net deferred tax assets              $2,002,000         $2,414,000
                                       =============== ==================

During the fourth quarter of the fiscal year 1996, management adjusted the deferred tax asset valuation allowance based on its assessment as to the likelihood that future earnings would be sufficient to realize deferred tax assets, including net operating loss carryforwards.

At July 31, 1997, the Company had the following carryforwards for tax purposes:

Operating loss carryforwards expiring in 2004 - 2009              $4,896,000
General business credits expiring in 1998 - 2001                  $   31,000

The amount of such loss carryforwards and other credits available for utilization in any future year could be limited in the event of a change in ownership as defined by income tax laws.

NOTE J -- ADDITIONAL INFORMATION:
---------------------------------

Other accrued liabilities at July 31 consist of:
                                             1997               1996
                                       ---------------- --------------------
Property taxes                              $   66,138            $  43,498
Income taxes                                   387,000                    0
Accrued warranties                             196,777              114,992
Other                                          378,590               79,798
                                       ---------------- --------------------
                                            $1,028,505             $238,288
                                       ================ ====================

Cash Flow Information:
----------------------

The Company paid cash for interest in the amount of $69,739, $146,810 and $280,123 during 1997, 1996 and 1995, respectively. The Company paid cash for income taxes in the amount of $30,000, $9,000 and $35,000 during 1997, 1996 and 1995, respectively.

Non-cash Investing and Financing Activities:
-------------------------------------------

During 1995 the Company entered into a lease for office equipment with an unrelated party and incurred a capital lease obligation of $31,929. During 1997 and 1996, bonds with face values of $462,000 and $1,307,000, respectively, were converted to 462,000 and 1,307,000 shares of common stock.

NOTE K -- PENSION AND PROFIT SHARING PLAN:
------------------------------------------

The Company has a deferred income 40l(k) savings plan for its employees. The Company matches 25% of employee contributions up to 3% of each employee's wages. Pension expense for 1997, 1996 and 1995 amounted to $35,840, $19,274 and $18,588, respectively. The Company also has a management profit sharing plan. Profit sharing expense amounted to $647,407, $384,390 and $423,037 for 1997, 1996 and 1995, respectively.

NOTE L -- SUBSEQUENT EVENTS:
----------------------------
On October 7, 1997, the Company entered into a line of credit with a bank in the amount of $3.5 million. The balance of preferred stock in the amount of $2,546,320 was repurchased from the shareholder. This transaction enabled the Company to take clear title to its land and building. An expansion of 20,000 square feet to the production facilities was started and is expected to be completed in January, 1998. Management estimates the total cost of the expansion will be approximately $500,000.


To The Shareholders and Board of Directors
Thermwood Corporation:

We consent to incorporation by reference in the registration statements
(No. 33-83742, 33-83744, 33-83746 and 33-83748) on Form S-8 of Thermwood
Corporation of our report dated September 12, 1997, except as to Note L which is as of October 7, 1997, relating to the consolidated balance sheets of Thermwood Corporation and subsidiary as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997, which report appears in the July 31, 1997, annual report on Form 10-K of Thermwood Corporation.


KPMG Peat Marwick LLP
Indianapolis, Indiana
October 28, 1997



                                   EXHIBIT 11
                     STATEMENT REGARDING EARNINGS PER SHARE
                              YEAR ENDED JULY 31,

                                                       1997
                                            -------------------------
                                                        Assuming full
                                              Primary     Dilution
                                            ----------- -------------
Earnings
     Net earnings                           $1,235,824    $1,235,824
     Less preferred stock dividend            (285,204)     (285,204)
     Add interest expense on convertible
       bonds payable                                 0        62,580
     Add amortization of bond discount
       and issuance costs                            0        13,120
     Income tax effects of earnings adjustments      0       (28,009)
                                            ----------- --------------
      Total Earnings                           950,620       998,311
                                            ----------- --------------
    Common and Common Equivalent Shares
     Weighted average common shares          6,748,713     6,748,713
     Weighted average common equivalent
       shares related to dilutive stock
       options                                 176,891       187,069
     Weighted average common shares
       related to convertible bonds                  0       301,000
                                             ---------- -------------
Total Common and Common Equivalent Shares    6,925,604     7,236,782
                                            =========== =============
Earnings per Common and Common
 Equivalent Share                           $     0.14    $     0.14
                                            =========== ============

                                                     1996
                                            ------------------------
                                                        Assuming full
                                              Primary     Dilution
                                            ------------ -------------
Earnings
     Net earnings                            $2,334,428    $2,334,428
     Less preferred stock dividend             (330,055)     (330,055)
     Add interest expense on convertible
       bonds payable                                  0        98,436
     Add amortization of bond discount
       and issuance costs                             0        20,583
     Income tax effects of earnings adjustments       0       (44,037)
                                            ------------ -------------
       Total Earnings                         2,004,373     2,079,355
                                            ------------ -------------
Common and Common Equivalent Shares
     Weighted average common shares           6,155,729     6,155,729
     Weighted average common equivalent
       shares related to dilutive
       stock options                            265,373       265,373
     Weighted average common shares
       related to convertible bonds                   0       763,000
                                            ------------ -------------
Total Common and Common Equivalent Shares     6,421,102     7,184,102
                                            ============ =============
Earnings per Common and Common
   Equivalent Share                         $      0.31   $      0.29
                                            ============ =============

                                                           1995
                                               --------------------------
                                                            Assuming full
                                                Primary         Dilution
                                               ------------ -------------
Earnings
     Net earnings                               $2,349,794    $2,349,794
     Less preferred stock dividend                (367,910)     (367,910)
     Add interest expense on convertible
       bonds payable                                     0       263,388
     Add amortization of bond discount
       and issuance costs                                0        27,660
     Income tax effects of earnings adjustments          0      (107,688)
                                               ------------ -------------
       Total Earnings                            1,981,884     2,165,244
                                               ============ =============
Common and Common Equivalent Shares
     Weighted average common shares              5,149,546     5,149,546
     Weighted average common equivalent
       shares related to dilutive stock options     37,606        37,606
     Weighted average common shares related to
        convertible bonds                                0     2,070,000
                                                ----------- -------------
Total Common and Common Equivalent Shares        5,187,152     7,257,152
                                                =========== =============
Earnings per Common and Common Equivalent Share $     0.38   $      0.30
                                                =========== =============