Form 10-Q
period 1997-10-31
THERMWOOD CORP
filed 1997-11-25
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549





                               Form 10-Q



_______________________________________________________________________

     Quarterly Report Pursuant To Section 13 or 15(d) of the
                 Securities Exchange Act of 1934



  For quarter ended October 31, 1997 Commission file number 0-12195



                            THERMWOOD CORPORATION

____________________________________________________________________________
           (Exact name of Registrant as specified in its charter)


         INDIANA                                   35-1169185
_______________________________             _______________________________
     (State or other jurisdiction of        (I.R.S.  Employer
     incorporation or organization)          Identification No.)



    P. O. Box 436, Dale, Indiana                       47523
  _______________________________           _______________________________
    (Address of principal executive offices)        (Zip Code)


    Registrant's telephone number, including area code: 812-937-4476


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


    Common Stock, no par value, 7,107,546, shares outstanding as of October 31, 1997

                    THERMWOOD CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
 Item 1.
                                                 Three Months Ended
                                                    October 31

                                               1997          1996
                                           ----------     ----------
  SALES                                    $5,536,722     $4,253,973
    Less commissions                          732,027        509,068
                                           ----------     ----------
  NET SALES                                 4,804,695      3,744,905

  COST OF SALES                             2,761,843      2,310,882
                                           ----------      ---------
  GROSS PROFIT                              2,042,852      1,434,023

  RESEARCH & DEVELOPMENT, MARKETING,
    ADMINISTRATIVE & GENERAL EXPENSES       1,468,373        953,411
                                           ----------      ---------
  OPERATING PROFIT                            574,479        480,612
                                           ----------      ---------
  OTHER INCOME (EXPENSE)

    Interest expense                         (25,445)       (26,904)
    Other                                       8,631        (5,970)
                                           ----------       --------
        Total Other Income (Expense)         (16,814)       (32,874)
                                           ----------       --------
  EARNINGS FROM CONTINUING OPERATIONS         557,665        447,738

    Income taxes                            (202,626)      (159,141)
                                           ----------     ----------
  NET EARNINGS                               $355,039     $  288,597
                                           ==========     ==========
  Earnings per common and common
  equivalent share:
     Primary                                      .04            .03
     Assuming full dilution                       .04            .03

  Average number of common shares
  outstanding
     Primary                                7,458,369      6,826,423
     Assuming full dilution                 8,877,596      7,579,423

  See accompanying notes to financial
  statements.

                    THERMWOOD CORPORATION
               CONSOLIDATED BALANCE SHEETS
Item 1.   (Continued)              (Unaudited)

                                                 October 31      July 31
                                                    1997          1997
  ASSETS                                         ----------   --------------
  Current Assets
      Cash                                     $   336,137   $   512,480
      Accounts receivable                        1,924,049     1,802,569
      Inventories                                4,867,690     4,618,001
      Deferred income taxes                      1,676,000     1,676,000
      Prepaid expenses                             384,365       372,287
                                               ------------  ------------
          Total Current Assets                   9,188,241     8,981,337
                                               ------------  ------------
  Other Assets
       Patents, trademarks and other               136,951       141,691
       Deferred income taxes                       326,000       326,000
                                               ------------  ------------
          Total Other Assets                       462,951       467,691
                                               ------------  ------------
  Property and Equipment (net of                 1,783,017     1,824,005
  accumulated depreciation)                    ------------  ------------

           Total Assets                        $11,434,209    $11,273,033
                                               ============  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
       Accounts payable                         $1,495,776    $1,375,005
       Accrued liabilities                       1,439,462     1,611,157
       Customer deposits                           798,485       907,110
       Current portion of long-term
         liabilities                                     0         7,755
                                               ------------  ------------
           Total Current Liabilities             3,733,723     3,901,027
                                               ------------  ------------
  Long-term Liabilities - less current
  portion
       Capital lease obligations                         0         5,918
       Note payable to bank                      2,546,320             0
       Bonds payable, net of
         unamortized discount                      203,740       278,775
                                                -----------  ------------
           Total Long-term Liabilities           2,750,060       284,693
                                               ------------  ------------
  Shareholders' Equity

       Preferred stock, no par value,
  2,000,000 shares authorized
  1,000,000 shares issued and 738,000
  shares outstanding For July 31, 1997                   0    2,546,320
       Common stock, no par value,
  20,000,000 shares authorized 7,107,546
  and 7,000,546 shares issued and outstanding   10,671,802    10,599,285

       Accumulated deficit                      (5,718,176)   (6,033,542)
                                               ------------   -----------
                                                  4,953,626     7,112,063
        Less subscriptions receivable                 3,200        24,750
                                               ------------   -----------
           Total Shareholders' Equity             4,950,426     7,087,313
                                               ------------   -----------
  Total Liabilities and Shareholders'Equity     $11,434,209   $11,273,033
                                               ============   ===========
 See accompanying notes to financial statements.

                              THERMWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Three Months Ended October 31
                                              1997              1996
OPERATING ACTIVITIES:                 ------------------   ---------------
Net earnings                                  $  355,039    $ 288,597

Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                103,619        70,421
    Amortization of bond discount                  2,601         2,735

   Changes in operating assets and liabilities:
     Accounts receivable                        (121,480)     (331,855)
     Inventories                                (249,689)     (314,417)
     Prepaid expenses and other assets           (12,078)      (20,939)
     Accounts payable and other accrued expenses (50,925)      487,854
     Customer deposits                          (108,625)       84,559
                                              ------------   ----------
Net cash provided by operating activities        (81,538)      266,955
                                              ------------   ----------
INVESTING ACTIVITIES:
   Purchases of property and equipment           (60,492)      (37,114)
Net cash used by investing activities            (60,492)      (37,114)
                                              ------------   -----------
FINANCING ACTIVITIES:
   Principal payments on lease obligations
        and long-term debt                       (13,673)       (1,486)
   Note payable at bank                        2,546,320             0
   Redemption of preferred stock              (2,546,320)     (129,200)
   Payment of dividends on preferred stock       (42,190)      (76,358)
   Payment Received for subscriptions receivable  21,550         3,375
                                             ------------  ------------
Net cash  used by financing activities           (34,313)     (203,669)
                                             ------------  ------------
Increase (decrease) in cash                     (176,343)        26,172
Cash, beginning of period                        512,480         18,995
                                             ------------  -------------
Cash, end of period                           $  336,137    $    45,167
                                             ============  =============
ADDITIONAL INFORMATION:
Interest paid                                     $8,970    $   26,904
                                             ============  ============
Conversion of bonds payable                      $82,000      $ 10,000
                                             ============  ============
Subscriptions receivable for common
    stock issued                                  $3,200      $ 24,750
                                             ============  ============
See accompanying notes to financial statements.


NOTES TO FINANCIAL STATEMENTS:


Note A - Basis of Presentation
___________________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1997 and Form 10-Q for the quarter ended October 31, 1996.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1998

Note B - Inventories
___________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                     October 31       July 31
Components of inventory:                1997            1997
                                  ---------------  ------------
   Raw material                      $2,505,125    $2,802,040
   Work in process                    2,008,871     1,171,284
   Finished goods                       353,694       644,477
                                  ---------------  ------------
Total                                $4,867,690    $4,618,001
                                  ===============  ============

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





Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations
---------------------
Net sales for the quarter ended October 31, 1997 were $4,804,695, an increase of 28% over the first quarter net sales in fiscal 1997.
Gross profit for the current quarter was $2,042,852, an increase of 42% over the first quarter last year. Cost of sales as a percentage of net sales decreased from approximately 61.7% in the first quarter of fiscal year 1997 to approximately 57.5% in the first quarter of fiscal year 1998. This decrease was primarily due to more efficient production methods and in- house production of components previously
sent to outside vendors.   This decrease also contributed to the
increase in margin as a percentage of net sales from 38.3% to 42.5% in the current quarter.

Research and development, marketing, administrative and general expenses were $1,468,373 compared with $953,411 for the first quarter of fiscal 1997. Operating profit was $574,479 compared to $480,612 for the same period in fiscal year 1997, or a 20% increase. Research and development, marketing, administrative and general expenses were 30.6% of net sales for the quarter ended October 31, 1997 compared to 25.5% for the same period of fiscal 1997. Expenses for the first quarter of fiscal 1998 were at a higher level as a percentage of sales.compared to fiscal year 1997 primarily as a result of increased salaries and related employee expenses due to additional employees in the United States and Thermwood's subsidiary in Europe. Other European operating expenses, including advertising and trade show expenses, contributed to the increase in expenses.

Interest expense in the first quarter of fiscal year 1997 was $25,445 a slight decrease from $26,904 last year. A lower level of interest occurred due to the conversion of debentures to common stock; however, additional interest was accrued in October, 1997 on a $2,500,000 loan at 8.9% to repurchase the preferred stock.

Earnings from continuing operations before income taxes in the first quarter of fiscal year 1998 were $557,665 compared to $447,738 in the first quarter of fiscal year 1997, or an increase of approximately 24%. Federal income taxes were accrued in the amount of $202,626 compared to $159,141 for fiscal year 1997, lowering earnings to a net of $355,039 compared to $288,597 in the first quarter of fiscal year 1997.

Liquidity and Capital Resources
-------------------------------
At October 31, 1997 the Company's working capital was $5,454,518 compared to $5,080,310 at July 31, 1997. This increase was due to cash generated from operations, increases in inventory and accounts receivable of approximately $100,000 each, and a decrease in other liabilities of approximately $170,000. Customer deposits also decreased by approximately $100,000 which corresponds to a decrease in backlog from approximately $4,080,000 at July 31, 1997 to $3,200,000 at October 31, 1997. Management anticipates that orders will continue in this range; however, no assurances can be made to this effect.

Shareholders' equity decreased from $7,087,313 at July 31, 1997 to $4,950,426 in the three-month period ending October 31, 1997. A total of 82,000 shares of common stock at a price of $1 per share were converted from the 12% debentures during the quarter ended October 31, 1997 for an increase to shareholders' equity in the amount of $72,517, net of discount and issuance costs, compared to 10,000 shares added to common stock at a net amount of $5,341 in the first quarter of fiscal 1997.

The Company has repurchased the balance of 738,000 shares of preferred stock for $2,546,320 for the quarter ended October 31, 1997 and entered into a line of credit with a bank in the amount $3.5 million. This transaction enabled the Company to take clear title to its land and building in order to proceed with an expansion of its production facilities of 20,000 square feet. For the same period in fiscal year 1997, the Company redeemed 38,000 shares of the preferred stock at $3.40.


                          THERMWOOD CORPORATION
                                 FORM 10Q
                                 10/31/97

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

None.

ITEM 2.  CHANGES IN SECURITIES:
The balance of 738,000 shares of preferred stock was redeemed for $2,546,320 on October 7, 1997.

A total of $82,000 of 12% convertible debentures were converted to 82,000 common shares at a price of $1 per share during the quarter ended October 31, 1997

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



    Date    November 24, 1997          By__/s/ Kenneth J. Susnjara___________
                                         Kenneth J. Susnjara
                                         President (Principal Executive Officer)



    Date    November 24, 1997         By___/s/ Rebecca F. Fuller____________
                                        Rebecca F. Fuller
                                        Treasurer (Principal Financial Officer)