Form 10-Q/A
period 1997-10-31
THERMWOOD CORP
filed 1997-12-05
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549





                               Form 10-Q/A



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
 Item 1.
                                                 Three Months Ended
                                                    October 31

                                               1997          1996
                                           ----------     ----------
  SALES                                    $5,536,722     $4,253,973
    Less commissions                          732,027        509,068
                                           ----------     ----------
  NET SALES                                 4,804,695      3,744,905

  COST OF SALES                             2,761,843      2,310,882
                                           ----------      ---------
  GROSS PROFIT                              2,042,852      1,434,023

  RESEARCH & DEVELOPMENT, MARKETING,
    ADMINISTRATIVE & GENERAL EXPENSES       1,468,373        953,411
                                           ----------      ---------
  OPERATING PROFIT                            574,479        480,612
                                           ----------      ---------
  OTHER INCOME (EXPENSE)

    Interest expense                         (25,445)       (26,904)
    Other                                       8,631        (5,970)
                                           ----------       --------
        Total Other Income (Expense)         (16,814)       (32,874)
                                           ----------       --------
  EARNINGS FROM CONTINUING OPERATIONS         557,665        447,738

    Income taxes                            (202,626)      (159,141)
                                           ----------     ----------
  NET EARNINGS                               $355,039     $  288,597
                                           ==========     ==========
  Earnings per common and common
  equivalent share:
     Primary                                      .04            .03
     Assuming full dilution                       .04            .03

  Average number of common shares
  outstanding
     Primary                                7,458,369      6,826,423
     Assuming full dilution                 7,694,596      7,579,423

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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



    Date    December 5, 1997          By__/s/ Kenneth J. Susnjara___________
                                         Kenneth J. Susnjara
                                         President (Principal Executive Officer)



    Date    December 5, 1997         By___/s/ Rebecca F. Fuller____________
                                        Rebecca F. Fuller
                                        Treasurer (Principal Financial Officer)