Form 10-Q
period 1998-01-31
THERMWOOD CORP
filed 1998-03-06
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549





                                   Form 10-Q
________________________________________________________________________
Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For quarter ended January 31, 1998            Commission file number 0-12195



                              THERMWOOD CORPORATION
______________________________________________________________________________
          (Exact name of Registrant as specified in its charter)


          INDIANA                                 35-1169185
_________________________________       _______________________________
(State or other jurisdiction of                   (I.R.S.  Employer
incorporation or organization)                    Identification No.)



P. O. Box 436, Dale, Indiana                           47523
______________________________               _______________________________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 1,430,109 shares outstanding as of January 31, 1998.

                             THERMWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)
 Item 1.
                                 Three Months Ended     Six Months Ended
                                     January 31            January 31
                                  1998       1997        1998         1997
                               ---------------------   -------------------
Sales
     Machine sales            $4,900,718  $3,728,765  $9,467,688 $7,151,875
     Technical sales             889,847     854,607   1,859,598  1,685,470
                               ---------  ----------  ----------  ---------
                               5,790,565   4,583,372  11,327,286  8,837,345
     Less commissions            737,053     541,014   1,469,080  1,050,082
                               ---------  ----------  ----------  ---------
Net Sales                      5,053,512   4,042,358   9,858,206  7,787,263

Cost of Sales
     Machine sales             2,696,518   1,914,538   4,894,515  3,774,674
     Technical sales             506,910     420,028   1,070,755    870,773
                               ---------   ---------   ---------  ---------
Total Cost of Sales            3,203,428   2,334,566   5,965,270  4,645,447
                               ---------   ---------   ---------  ---------
     Gross Profit              1,850,084   1,707,792   3,892,936  3,141,816

Research and development,
marketing, administrative and
general expenses               1,395,246   1,131,639   2,863,620  2,085,051
                               ---------   ---------   ---------  ---------
     Operating income            454,838     576,153   1,029,316  1,056,765
                               ---------   ---------   ---------  ---------
Other income (expense):
     Interest expense           (61,814)    (26,392)    (87,259)   (53,296)
     Other                       (7,393)       7,641       1,238      1,671
                               ---------   ---------   ---------   --------
     Other expense, net         (69,207)    (18,751)    (86,021)   (51,625)
                               ---------   ---------   ---------   --------
Earnings before income taxes     385,631     557,402     943,295  1,005,140
Income tax expense               171,742     233,913     374,367    393,054
                               ---------   ---------   ---------  ---------
     Net earnings               $213,889    $323,489    $568,928   $612,086
                               =========   =========   =========  =========
Net earnings applicable to common shareholders:
Earnings per common and common equivalent share:
     Basic                         $0.15       $0.19        $0.37      $0.35
     Diluted                       $0.14       $0.18        $0.35      $0.34

Weighted average number of shares
     Basic                     1,416,576   1,309,709   1,416,576  1,309,709
     Diluted                   1,519,139   1,493,639    1,519,139  1,498,639



See notes to consolidated financial statements.

                          THERMWOOD CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
Item 1.    (Continued)
                                                  January 31     July 31
                                                    1998           1997
                    Assets                        ----------     -----------
Current Assets
    Cash                                           $   70,625    $   512,480
    Accounts receivable                             2,207,207      1,802,569
    Inventories                                     5,704,474      4,618,001
    Deferred income taxes                           1,676,000      1,676,000
    Prepaid expenses                                  404,617        372,287
                                                   ----------     ----------
        Total Current Assets                       10,062,923      8,981,337
                                                   ----------     ----------
Property and Equipment (net of
 accumulated depreciation)                          1,812,984      1,824,005

Other Assets
    Patents, trademarks and other                     134,766        141,691
    Deferred income taxes                             326,000        326,000
                                                   ----------     ----------
    Total Other Assets                                460,766        467,691
                                                  -----------    -----------
Total Assets                                      $12,336,673    $11,273,033
                                                  ===========    ===========
                   Liabilites and Shareholders' Equity
Current Liabilities
    Accounts payable                                1,261,421      1,375,005
    Accrued liabilities                               970,293      1,225,157
    Accrued income taxes                              740,000        386,000
    Customer deposits                               1,330,250        907,110
    Current portion of long-term liabilities           19,435          7,755
                                                    ---------      ---------
        Total Current Liabilities                   4,321,399      3,901,027
                                                    ---------      ---------
Long-term Liabilities, less current portion
    Capital lease obligations                           4,684          5,918
    Note payable to bank                            2,646,319              0
    Bonds payable, net of unamortized discount        169,125        278,775
                                                    ---------       --------
        Total Long-term Liabilities                 2,820,128        284,693
                                                    ---------       --------
Shareholders' Equity
   Preferred Stock, no par value, 2,000,000
shares authorized,1,000,000 shares issued and
738,000 shares outstanding at July 31, 1997          0            2,546,320
   Common stock, no par value, 20,000,000
shares authorized, authorizedauthorized,
1,309,709 shares in 1997 and 1,430,109 shares
in 1998 issued and outstanding                     10,736,215     10,599,285
    Accumulated deficit                            (5,507,869)    (6,033,542)
                                                   ----------     -----------
                                                    5,228,346      7,112,063
     Less subscriptions receivable                     33,200         24,750
                                                   ----------      ---------
         Total Shareholders' Equity                 5,195,146      7,087,313
                                                  -----------    -----------
Total Liabilities and Shareholders' Equity        $12,336,673    $11,273,033
                                                  ===========    ===========

See notes to consolidated financial statements.

                    THERMWOOD CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
Item 1. (Continued)
                                                           Six Months
                                                        Ended January 31
                                                    1998            1997
Cash Flows From Operating Activities:              --------       --------
Net earnings                                       $568,928       $612,086
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
   Depreciation and amortization                    173,554        141,042
   Amortization of bond discount                      1,227          8,643
   Changes in operating assets and liabilities:
      Accounts receivable                         (404,638)      (225,179)
      Inventories                               (1,086,473)      (778,640)
      Prepaid expenses and other assets            (33,630)        415,471
      Accounts payable and other accrued expenses  (14,448)        134,876
      Customer deposits                             423,140        328,003
                                                -----------      ---------
Net cash provided (used) by operating activities  (372,340)        636,302
                                                -----------      ---------
Cash Flows From Investing Activities:
   Purchases of patents, property and
   equipment                                      (146,575)      (119,163)
                                                -----------      ---------
   Net cash used by investing activities          (146,575)      (119,163)
                                                -----------      ---------
Cash Flows From Financing Activities:
   Principal payments on lease obligations          (1,234)        (3,023)
   Note payable at bank                           2,646,320             0
   Redemption of preferred stock                (2,546,320)      (263,840)
   Proceeds from subscriptions receivable           21,550          3,375
   Payment of dividends on preferred stock         (43,256)      (149,450)
                                               ------------      ---------
Net cash provided (used) by financing
activities                                          77,060       (412,938)
                                               ------------      ---------
Increase (decrease) in cash                       (441,855)       104,201
Cash at beginning of period                        512,480         18,995
                                               ------------      ---------
Cash at end of period                              $70,625       $123,196
                                               ============      =========
ADDITIONAL INFORMATION
Interest paid                                       $72,088        $53,296
                                               ============      =========
Conversion of bonds payable, net of
unamortized discount                               $108,351        $10,000
                                               ============      =========
Subscriptions receivable for common stock issued    $30,000        $0
                                               ============      =========
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-K for the year ended July 31, 1997 and Form 10-Q for the quarter ended January 31, 1997.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note B - Inventories
________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                 January 31       July 31
Components of inventory:            1998            1997
                                 ----------     ----------
   Raw material                  $2,517,343     $2,802,040
   Work in process                2,362,888      1,171,284
   Finished goods                   824,243        644,477
                                 ----------     ----------
Total                            $5,704,474     $4,618,001
                                 ==========     ==========

Note C - Earnings per Share
____________________________

Effective January 31, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share (FAS 128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Adoption of this standard did not have a material impact on the company's earnings per share in 1998 or 1997.
Earnings per share for the three-month and six-month periods ended January 31, 1998 and 1997 were determined as follows:

                                  Six-Months Ended       Six-Months Ended
                                     January 31             January 31
                                   1987       1997        1998       1997
            Income               --------   ---------   --------   --------
Net earnings                     $213,889    $323,489   $568,928   $612,086
Less preferred stock dividends      0          73,092     43,256    149,450
Basic earnings available          213,889     250,397    525,672    462,636
                                 --------    --------   --------   --------
Interest and amortization of
Convertible debt, net of taxes 4,536 19,308 9,606 39,022 Diluted earnings available to
common shareholders              $218,425    $250,397   $535,278   $501,658
            Shares               ========    ========   ========   ========
Weighted-average shares
available - Basic               1,416,576   1,309,709  1,416,576  1,309,709
   Convertible bonds               36,200     150,600     36,200    150,600
   Dilutive common stock
options                            66,363      38,330     66,363     38,330
Weighted average shares
available - Diluted             1,519,139   1,498,639  1,519,139  1,498,639


Basic earnings per share            $0.15       $0.19      $0.37      $0.35


Diluted earnings per share          $0.14       $0.18      $0.35      $0.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarter ended January 31, 1998 were $5,053,512, an increase of approximately 25% compared to second quarter net sales in fiscal 1997 and an increase of approximately 5% from the first quarter of fiscal year 1998. Net sales for the six months of the current fiscal year were $9,858,206, an increase of $2,070,943, or approximately 27%, from last year's six-month period.

Gross profit for the current quarter was $1,850,084 an increase of 8% over the second quarter last year and a decrease of 9% from the first quarter of 1998. Gross profit for the six months ended January 31, 1998 was an increase of approximately $751,120, or 24%, over the same period for fiscal year 1997. Gross profit margin as a percentage of net sales was 37% for the quarter ended January 31, 1998 compared to 43% for the first quarter of fiscal 1998 and 42% during the second quarter of fiscal year 1997 and decreased from 40% to 39% for the six-month periods ended January 31, 1997 and 1998, respectively.

Research and development, marketing and administrative expenses were $1,395,246 during the second quarter of fiscal 1998 compared to $1,131,639 for the second quarter of fiscal 1997, an increase of 23%. Expenses decreased 5% from the first quarter of fiscal 1998 due primarily to decreased R & D expenses. Expenses increased 37% from the six months ended January 31, 1997 primarily due to hiring of additional salaried personnel and higher costs for shows, advertising, and public corporation expense. Operating expenses as a percentage of sales were 28% for the second quarters of fiscal 1998 and 1997 compared to $1,468,373, or 31% for the first quarter of fiscal 1998. Approximately half of the increase of 37% for the six months was due to increased expenses in Europe.

Interest expense in the second quarter of fiscal year 1998 was $61,814, an increase of approximately $35,000 from the same quarter last year and the first quarter of fiscal year 1998. This increase was due to the loan from a bank for the repurchase of the preferred stock and for expansion of production facilities. For the six-month period ended January 31, 1998, interest expense was $87,259 compared to $53,296 for the same period of fiscal year 1997, an increase of approximately 64% due primarily to interest on the bank loan. The remaining balance of debentures is approximately $169,000, net of unamortized discount, at January 31, 1998. Interest expense on the debentures was approximately $17,000 for the six-month period ended January 31, 1998 compared to approximately $53,000 for the same period of fiscal 1997.

Liquidity and Capital Resources

At January 31, 1998 the Company's working capital was $5,741,524 compared to $5,080,310 at July 31, 1997. This increase was due primarily to increases in inventory. The Company is now purchasing bulk quantities of raw materials in order to produce many components which were previously purchased already machined, thus increasing work-in-process inventory. Increased inventories were the result of a slower turnover rate because of the processing time for work -in-process inventories.

Backlog increased to approximately $3,830,000 during the second fiscal quarter ended January 31, 1998 from $3,200,000 at the end of the preceding quarter but decreased approximately $250,000 from July 31, 1997. Accounts receivable also increased approximately $400,000 from July 31, 1997 because of higher sales levels. Management anticipates that orders will continue in this range; however, no assurances can be made to this effect.

Shareholders' equity decreased from $7,087,313 at July 31, 1997 to $5,195,146 for the six month period ended January 31, 1998. A total of 24,000 shares of common stock at a price of $5 per share were issued upon conversion of 12% debentures during the six months ended January 31, 1998 for an increase to shareholders' equity in the amount of $106,926, net of discount and issuance costs. In the first six months of fiscal 1997, 2,000 shares were added to common stock at a net amount of $8,716.

The Company has repurchased the balance of 738,000 shares of preferred stock for $2,546,320 for the six months ended January 31, 1998 and entered into a line of credit with a bank in the amount $3.5 million. This transaction enabled the Company to take clear title to its land and building which were connected to a lease agreement with the related party who held the preferred stock. This then enabled the Company to proceed with an expansion of its production facilities of 20,000 square feet. For the same period in fiscal year 1997, the Company redeemed 38,000 shares of the preferred stock at $3.40.


                    THERMWOOD CORPORATION
                         FORM 10Q
                         1/31/98

PART II.  OTHER INFORMATION;

ITEM 1.  LEGAL PROCEEDINGS:

None.

ITEM 2.  CHANGES IN SECURITIES:

On December 18, 1997 the Board of Directors approved a 5-for-1 reverse split of the Company's common shares effective at the beginning of trading on January 5, 1998. One new common share was issued for every five held by shareholders of record on January 5, 1998. After giving effect to the reverse split, the Company had 1,430,109 common shares outstanding at January 5, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

   a.  None.

   b.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 a. An annual meeting of shareholders was held in Dale, Indiana on December 11, 1997.
 b.All nominees for directors as listed on the Company's proxy statement dated
   November 18, 1997 were elected.
 c.  Matters voted on by shareholders:

    (1.)  Election of directors:
                              Votes             Votes
                               For             Against     Abstain
                            _________          _______     _______
       Kenneth J. Susnjara  6,491,958           32,500         0
       Linda S. Susnjara    6,491,958           32,500         0
       Edgar Mulzer         6,490,958           33,500         0
       Peter N. Lalos       6,491,258           33,500         0
       Lee Ray Olinger      6,490,458           34,000         0

    (2.) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors:
          Votes for 6,511,158; Votes against 7,700; Abstain 5,600

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

               THERMWOOD CORPORATION
               __________________________
                    (Registrant)



Date March 5, 1998
By /s/ Kenneth J.Susnjara_________________________________________
                         Kenneth J. Susnjara
                         President (Principal Executive Officer)



Date March 5 1998
By_/s/ Rebecca F. Fuller_________________________________________
                         Rebecca F. Fuller
                         Treasurer (Principal Financial Officer)