Form 10-K/A
period 1997-07-31
THERMWOOD CORP
filed 1998-04-21
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM  10-K/A
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended July 31,  1997

                  Commission file number  0-12195
                       THERMWOOD CORPORATION
      (Exact name of registrant as specified in its charter)

            INDIANA                                     35-1169185
      (State of incorporation)           (IRS Employer Identification number)

      Old Buffaloville Road
      P.O. Box 436
      Dale, Indiana                                       47523
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

Marketing

One dealer accounted for approximately 18% of the Company's sales for the fiscal year ended July 31, 1997. See Item 13. "Certain Relationships and Related Transactions" for information relating to the Company's agreement with Automated Associates which is owned by the Company's president and his wife who is also an officer and director. The 18% of the Company's sales was the result of selling to 27 different customers. None of these customers accounted for 10% or more of the Company's sales in the fiscal year ended July 31, 1997.

Two other dealers, Index, Inc. and Process and Production Equipment, Inc., accounted for approximately 12% each of the Company's business during the 1997 fiscal year. Index, Inc. sold to 17 different customers, and Process and Production Equipment, Inc. sold to 16 different customers. None of these customers accounted for 10% or more of the Company's sales in the fiscal year ended July 31, 1997. No other dealer accounted for 10% or more of the Company's business for the fiscal year. The loss of any large dealer could have a materially adverse effect on the Company's business. Thermwood's business is not seasonal.



                            THERMWOOD CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years ended July 31, 1997, 1996 and 1995

                   PREFERRED STOCK          COMMON STOCK
             ---------------------- ---------------------- Subscrip-
                                                            tions  Accumu-
                                                           Recei-   lated
             Shares     Amount      Shares     Amount       vable  Deficit)
             ----------- ---------- ---------- ----------- ------ -------------
Balances at
July 31, 1994 1,000,000 $3,437,120  5,149,546  $8,988,897      $0  $(10,970,419)

Preferred
dividends paid        0          0          0           0       0      (367,910)
             ---------- ---------- ---------- ----------- ------- --------------
Net earnings                                                          2,349,794

Balances at
July 31, 1995 1,000,000 3,437,120  5,149,546   8,988,897       0     (8,988,535)

Preferred
dividends paid        0         0          0           0       0       (330,055)

Redemption of
preferred
stock          (100,000) (340,000)         0           0       0

Conversion of 12%
debentures, net
of related bond
issuance costs
and unamortized
discount             0          0 1,307,000   1,115,507        0

Exercise of qualified
stock options         0          0    52,000      56,000  (28,125)

Exercise of other
stock options         0          0    30,000      30,000        0

Net earnings          0          0         0           0        0     2,334,428
                ------- ---------- --------- ----------- -------- -------------
Balances at
July 31, 1996   900,000 $3,097,120 6,538,546  10,190,404  (28,125)   (6,984,162)

Subscriptions
received                                                    3,375

Preferred
dividends paid        0          0         0           0        0      (285,204)

Redemption of
preferred
stock          (162,000)  (550,800)        0           0         0           0

Conversion of 12%
debentures, net of
related bond
issuance costs and
unamortized discount  0          0   462,000     408,881         0

Net earnings          0          0         0           0         0    1,235,824
                ------- ---------- --------- ----------- --------- ------------
Balances at
July 31, 1997   738,000 $2,546,320 7,000,546 $10,599,285  $(24,750) $(6,033,542)
                ======= ========== ========= =========== ========== ============

See accompanying notes to consolidated financial statements.
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General :

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiary, Thermwood Europe Limited, a United Kingdom company. The term "Company" refers to the consolidated operations of Thermwood Corporation and its subsidiary.

The Company operates within a single business segment called industrial automation equipment, and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. Three dealers accounted for approximately 42% of the Company's business. These dealers assisted in selling machines to a total of 60 different customers. None of these customers accounted for more than 10% of the Company's sales in the fiscal year ended July 31, 1997. The loss of any large customer or dealer could have a materially adverse effect on the Company's business.

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

Even though the balance in accounts receivable has more than doubled for the fiscal year ended July 31, 1997, the allowance for doubtful accounts was unchanged. Historically, the Company has never had bad debt write-offs of more than .1% of annual sales. Individual customer balances in accounts receivable are generally a maximum of 30% of the sales price of a machine. At least 70% of the amount a customer would owe is collected before the equipment is shipped. If a customer has a broken machine and is not paying for their machine or parts, service is discontinued until payment is made. It is management's opinion that this policy and collection methods, along with careful credit approval for new customers, is strong enough to not warrant increasing the allowance account.

Revenues and Warranties:

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are shipped. Revenues of technical services are recognized when the service is performed. Estimated costs of product warranties are charged to cost of sales at the time of sale. Two customers in fiscal years ended July 31, 1995 and 1996 requested that their machines be held at Thermwood's plant so that the customers could send their people for training on the machines they purchased rather than Thermwood's training machines. In these cases, the customers signed documents accepting the machines, thus passing title to the customers. The machines were not counted in Thermwood's ending inventories, the entire revenues for these machines were included in sales figures, and the machines were shipped after the customers' training. There were no transactions of this nature during fiscal year 1997.

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:

                                     1997             1996
                                   ---------       ----------
            Finished goods      $    644,477       $  508,910
            Work-in-process        1,171,484          903,447
            Raw materials          2,802,040        1,916,980
                                ------------       ----------
                                $  4,618,001       $3,329,337
                                ============       ==========