Form 10-Q
period 1998-04-30
THERMWOOD CORP
filed 1998-06-01
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549



                            Form 10-Q
_________________________________________________________________


    Quarterly Report Pursuant To Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934



For quarter ended April 30, 1998Commission file number 0-12195


                      THERMWOOD CORPORATION
_________________________________________________________________
     (Exact name of Registrant as specified in its charter)

           INDIANA                                35-1169185
________________________________________________________________
(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                Identification No.)

 P. O. Box 436, Dale, Indiana                          47523
_________________________________     ___________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 812-937-4476


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common Stock, no par value, 1,430,109 shares outstanding as of April 30, 1998.

                       THERMWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF
                            OPERATIONS
 (Unaudited)
 Item 1.

                               Three Months                Nine Months
                                  Ended                       Ended
                                 April 30                    April 30
                           -----------------------  --------------------------
                               1998        1997         1998           1997
                           -----------  ----------  ------------  ------------
Sales
   Machine sales           $5,170,143   $4,141,185  $14,637,831   $11,293,060
   Technical sales          1,671,128      801,924    3,530,726     2,487,394
                           -----------  -----------  -----------   -----------
                            6,841,271    4,943,109   18,168,557    13,780,454
   Less commissions           739,626      538,708    2,208,706     1,588,790
                           -----------  -----------  -----------  -------------
Net Sales                   6,101,645    4,404,401   15,959,851    12,191,664

Cost of Sales
   Machine sales            2,781,647    2,313,540    7,676,162     6,088,214
   Technical sales            740,217      469,146    1,810,972     1,339,919
                           -----------  -----------  -----------   ----------
Total Cost of Sales         3,521,864    2,782,686    9,487,134     7,428,133
                           -----------  -----------  -----------   ----------
   Gross Profit             2,579,781    1,621,715    6,472,717     4,763,531

Research and development,
 marketing, administrative
 and general expenses       1,682,931    1,195,179    4,546,551     3,280,230
                           -----------  -----------  -----------  ------------
  Operating income            896,850      426,536    1,926,166     1,483,301

Other income (expense):
   Interest expense           (72,810)     (16,734)    (160,069)      (70,030)
   Other                       12,243        1,639       13,481         3,310
                           -----------  -----------  -----------  ------------
   Other expense, net         (60,567)     (15,095)    (146,588)      (66,720)
                           -----------  -----------  -----------  ------------
Earnings before income taxes  836,283      411,441    1,779,578     1,416,581
   Income tax expense         344,329      157,847      718,696       550,901
                           -----------  -----------  -----------  ------------
   Net earnings              $491,954     $253,594   $1,060,882      $865,680
                           ===========  ===========  ===========  ============
Net earnings applicable to common shareholders:
Earnings per common and common equivalent share:
   Basic                        $0.34        $0.13        $0.72         $0.47
   Diluted                       0.32         0.13         0.68          0.47

  Weighted average number of shares
   Basic                    1,430,109    1,387,509    1,421,087     1,387,509
   Diluted                  1,519,434    1,477,164    1,510,412     1,477,164

See notes to consolidated financial statements.

                              THERMWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                  April 30         July 31
                                                    1998             1997
ASSETS                                         --------------  -------------
Current Assets
   Cash                                         $      50,198    $   512,480
   Accounts receivable                              3,071,235      1,802,569
   Inventories                                      5,975,490      4,618,001
   Deferred income taxes                            1,676,000      1,676,000
   Prepaid expenses                                   254,762        372,287
                                               ---------------  -------------
     Total Current Assets                          11,027,685      8,981,337
                                               ---------------  -------------
 Property and Equipment (Net of Accumulated
   Depreciation)                                    1,942,932      1,824,005
                                               ---------------  -------------
Other Assets
   Patents, trademarks and other                      130,283        141,691
   Deferred income taxes                              326,000        326,000
                                               ---------------  -------------
     Total Other Assets                               456,283        467,691
                                               ---------------  -------------
       Total Assets                               $13,426,900    $11,273,033
                                               ===============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                1,514,143      1,375,005
    Accrued liabilities                               845,492      1,225,157
    Accrued income taxes                            1,006,414        386,000
    Customer deposits                               1,735,724        907,110
    Current portion of long-term liabilities           17,182          7,755
                                               ---------------  -------------
     Total Current Liabilities                      5,118,955      3,901,027
                                               ---------------  -------------
Long-term Liabilities - less current portion
   Capital lease obligations                            4,684          5,918
   Note payable to bank                             2,446,320              0
   Bonds payable, net of unamortized discount         169,845        278,775
                                               ---------------  -------------
     Total Long-term Liabilities                    2,620,849        284,693
                                               ---------------  -------------
Shareholders' Equity
  Preferred Stock, no par value, 2,000,000 shares
  authorized, 1,000,000 shares issued and 738,000
  shares outstanding at July 31, 1997                       0      2,546,320
Common stock, no par value, 20,000,000 shares
  authorized, 1,388,709 shares in 1997 and
  1,430,109 shares in 1998 issued and outstanding  10,736,211     10,599,285
   Accumulated deficit                             (5,015,915)    (6,033,542)
                                               ---------------  -------------
                                                    5,720,296      7,112,063
   Less subscriptions receivable                       33,200         24,750
                                               ---------------  -------------
     Total Shareholders' Equity                     5,687,096      7,087,313
                                               ---------------  -------------
Total Liabilities and Shareholders' Equity        $13,426,900    $11,273,033
                                               ===============  =============
See notes to consolidated financial statements.

                              THERMWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Item 1. (Continued)
                                                      Nine Months Ended April 30
                                                          1998          1997
Cash Flows From Operating Activities:                 ------------  ------------
Net earnings                                           $1,060,882    $865,680
Adjustments to reconcile net earnings to net cash
Provided by operating activities:
   Depreciation and amortization                          278,612     223,405
     Changes in operating assets and liabilities:
      Accounts receivable                              (1,268,666)   (487,874)
      Inventories                                      (1,357,489) (1,188,664)
      Prepaid expenses and other assets                   117,525     525,357
      Accounts payable                                    139,138     404,550
      Accrued liabilities                                 240,748     181,939
      Customer deposits                                   828,614     387,698
                                                      ------------  ----------
Net cash provided by operating activities                  39,364     912,091
                                                      ------------  ----------
Cash Flows From Investing Activities:
   Purchases of patents, property and equipment          (378,706)   (275,046)
                                                      ------------  ----------
   Net cash used by investing activities                 (378,706)   (275,046)
                                                      ------------  ----------
Cash Flows from Financing Activities:
   Principal payments on notes payable                   (100,000)          0
   Principal payments on lease obligations                 (1,234)     (4,615)
   Note payable at bank                                 2,546,320     ---
   Payment of dividends on preferred stock                (43,256)   (219,112)
   Redemption of preferred stock                       (2,546,320)   (405,280)
   Proceeds from subscriptions receivable                  21,550       3,375
                                                     -------------  ----------
Net cash  used by financing activities                   (122,940)   (625,632)
                                                     -------------  ----------
Increase (decrease) in cash                              (462,282)     11,413
Cash at beginning of period                               512,480      18,995
                                                     -------------  ----------
Cash at end of period                                     $50,198     $30,408
                                                     =============  ==========
ADDITIONAL INFORMATION:
Interest paid                                         $   146,083  $   70,030
                                                     ============= ===========
Conversion of bonds payable, net of unamortized
  discount                                            $   120,000  $  357,980
                                                     ============= ===========
Subscriptions receivable for common stock issued      $    33,200  $        0
                                                     ============= ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

The unaudited condensed financial statements have been prepared in accordance with the instructions to Form l0-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's financial statements included on Form 10-K for the year ended July 31, 1997 and Form 10-Q for the quarter ended April 30, 1997.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

Note B - Inventories
__________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                      April 30        July 31
                                        1998            1997
                                   ------------     -------------
Components of Inventory:
 Raw material                        $3,104,938       $2,802,040
 Work in process                      2,436,370        1,171,284
 Finished goods                         434,182          644,477
                                   -------------     ------------
Total                                $5,975,490       $4,618,001
                                   =============     ============

Note C - Reclassifications
___________________________

Certain amounts presented in the prior year condensed financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings per Share
___________________________

Effective January 31, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial
Accounting Standard No. 128, Earnings Per Share (FAS 128).  FAS
128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities.
Adoption of this standard did not have a material impact on the company's earnings per share in 1998 or 1997.
Earnings per share for the three-month and nine-month periods ended April 30, 1998 and 1997 were determined as follows:

                                Three -Months Ended        Nine-Months Ended
                                      April 30                  April 30
                                  1998        1997         1998          1997
          INCOME
Net earnings                     $491,954    $253,594    $1,060,882     $865,680
Less preferred stock dividends          0      69,662        43,256      219,112
                                 --------     -------    ----------     --------
Basic earnings available          491,954     183,932     1,017,626      646,568

Interest and amortization of
Convertible debt, net of taxes      4,445       9,866        13,336       45,017
Diluted earnings available to    --------    --------    ----------     --------
common shareholders              $491,999    $193,798    $1,030,962     $691,585
                                 ========    ========    ==========     ========
           SHARES
Weighted-average shares
  available - Basic             1,430,109   1,387,509     1,421,087    1,387,509
Convertible bonds                  36,200      71,600        36,200       71,600
Dilutive common stock options      53,125      18,055        53,125       18,055
Weighted average shares         ---------   ---------     ---------    ---------
  available - Diluted           1,519,434   1,477,164     1,510,412    1,477,164
                                =========   =========     =========    =========
Basic earnings per share        $    0.34   $    0.13     $    0.72    $    0.47

Diluted earnings per share      $    0.32   $    0.13     $    0.68    $    0.47

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarter ended April 30, 1998 were $6,101,645 an increase of 38.5% from the third quarter net sales in fiscal 1997 and an increase of 20.7% over the second quarter of fiscal year 1998. Net sales for the nine months of the current fiscal year were $15,959,851, an increase of $3,768,187, or 30.9%, from last year's nine-month period.

Gross profit for the current quarter was $2,579,781, an increase of 59.1% from the third quarter last year and an increase of 39.4% from the second quarter of fiscal year 1998. Gross profit for the nine months ended
April 30, 1998 was an increase of $1,709,186, or 35.9%, over the same period of fiscal year 1997. Gross profit as a percentage of net sales was 42.3% for the third quarter of fiscal year 1998 compared to 36.8% for the third quarter of 1997 and 36.6% during the second quarter of fiscal year 1998 and increased from 39.1% to 40.6% for the nine-month periods ended April 30, 1997 and 1998, respectively.

The higher gross profit for the third quarter of fiscal 1998 was reduced by research and development, marketing and administrative and general and interest costs and other income to result in earnings before income taxes of $836,283, an improvement of $424,842 over a profit of $411,441 for the same period in fiscal year 1997. The cost of sales increase of 26.6% from the third quarter of fiscal year 1997 was due primarily to proportionately higher net sales for the same period and was actually less proportionately than the 38.5% sales increase over the same period of fiscal year 1997. Earnings before income taxes for the nine-month period of fiscal year 1998 were $1,779,578, or a 25.6% increase over the same period for fiscal year 1997. Cost of sales also increased
27.7% during the nine-month period ending April 30, 1998, again below the 30.9% increase in sales for the same period.

Research and development, marketing and administrative and general expenses for the third quarter of fiscal year 1998 increased approximately 40.8% from the third quarter of fiscal year 1997 and increased approximately
38.6% for the nine-month period ended April 30, 1998, compared to the same period in fiscal year 1997. The year-to-date increase is due primarily to increases in salaries and bonuses based upon profitability.

European operations contributed 7% of total sales in fiscal year 1998, or $1,175,916 compared to 4% of total sales, or $535,112 in fiscal year 1997. This was a 120% increase in European sales over fiscal year
1997. Research and development, marketing and administrative and general expenses for the European operations were approximately 14% of the total for the Company and an increase of $371,000, or 134% over fiscal year 1997.

Interest expense in the third quarter of fiscal year 1998 was $72,810, an increase of approximately $56,000 over $16,734 for the same quarter last year and an increase of approximately $11,000 from the second quarter of fiscal year 1998. For the nine-month period ended April 30, 1998 interest expense was $160,069 compared to $70,030 for the same period of fiscal year 1997, an increase of approximately $90,000. This higher level of interest is due primarily to the loan from a bank for the repurchase of the preferred stock and for expansion of production facilities. Interest on the convertible debentures for the quarter ended April 30, 1998 was approximately $5,000 compared to approximately $16,000 for the same period in fiscal year 1997. The remaining balance of debentures is approximately $170,000, net of unamortized discount, at April 30, 1998.

The net earnings in the third quarter of fiscal year 1998 were $491,954, an increase of 94% over the third quarter of fiscal year 1997. For the nine-month period ended April 30, 1998, net earnings were $1,060,882, a 22.6% increase over the $865,680 net earnings for the nine-month period ended April 30. Income taxes of $718,696 were accrued for the nine months ended April 30, 1998 compared to $550,901 accrued for the same period in 1997.

Liquidity and Capital Resources

At April 30, 1998, the Company's working capital was $5,908,730 compared to $5,080,310 at July 31, 1997. This increase was due primarily to increases in inventory. The Company is now purchasing bulk quantities of raw materials in order to produce many components, which were previously purchased already machined, thus increasing work-in-process inventory. Increased inventories were the result of a slower turnover rate because of the processing time for work-in-process inventories.

An increase in backlog of approximately $360,000 from the $4,080,000 at July 31, 1997 contributed to increased raw material and work-in-process inventories. Increased inventories contributed to the increase in working capital by approximately $1,360,000. Inventory levels were increased to support the backlog covering the shorter production period and faster turnaround demanded by customers.

Backlog increased during the third fiscal quarter ended April 30, 1998 to $4,440,000 compared to approximately $3,800,000 both at the end of the preceding quarter and also for the quarter ended April 30, 1997.
Accounts receivable also increased approximately $1,300,000 while accounts payable and customer deposits increased approximately
$140,000 and $800,000, respectively, from July, 1997 due to higher sales levels.

Shareholders' equity decreased from $7,087,313 at July 31, 1997 to $5,687,096 in the nine month period ending April 30, 1998. A total of 24,000 shares of common stock at a price of $5 per share were issued upon conversion of 12% debentures during the nine months ended April 30, 1998 for an increase to shareholders' equity in the amount of $106,926, net of discount and issuance costs. In the first nine months of fiscal
1997, 81,000 shares were added to common stock at a net amount of $357,980.

The Company has repurchased the balance of 738,000 shares of preferred stock for $2,546,320 for the nine months ended April 30, 1998 and entered into a line of credit with a bank in the amount $3.5 million. This transaction enabled the Company to take clear title to its land and building which were connected to a lease agreement with the related party who held the preferred stock. This then enabled the Company to proceed with an expansion of its production facilities of 20,000 square feet. For the same period in fiscal year 1997, the Company redeemed
119,200 shares of the preferred stock at $3.40.
                        THERMWOOD CORPORATION
                             FORM 10Q
                              4/30/98

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

          None.

    ITEM 5.  OTHER INFORMATION:

            None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibits.  None.

         b.  Reports on Form 8-K.  None were filed during the quarter.
                        SIGNATURES
                       _____________

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THERMWOOD CORPORATION
                     ______________________
                              (Registrant)



Date_June 1, 1998_By_/s/ Kenneth J.Susnjara________________________
President (Principal Executive Officer)



Date_June 1, 1998 --By_/s/ Rebecca F. Fuller__________________________
 Treasurer (Principal Financial Officer)