Form 10-K
period 1998-07-31
THERMWOOD CORP
filed 1998-10-29
CIK 732240

8


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM  10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended July 31,  1998

                    Commission file number  0-12195
                         THERMWOOD CORPORATION
        (Exact name of registrant as specified in its charter)

         INDIANA                              35-1169185
    (State of incorporation)        (IRS Employer Identification number)

               Old Buffaloville Road
               P.O. Box 436
               Dale, Indiana                           47523
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

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
form 10-K or any amendment to this Form 10-K.     [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 28, 1998 based upon the closing price of the Registrant's Common Stock as reported on the American Stock Exchange was approximately $9,925,151.

The number of the Registrant's shares of Common Stock outstanding as of October 28, 1998 was 1,444,709 shares.

Documents Incorporated by Reference :

Exhibits to Registrant's Registration Statement on Form S-1 (No. 2-87641) filed under the Securities Act of 1933 and effective April 12, 1984, its Registration Statement on Form 8-A filed under the Securities Act of 1934 and Current Reports filed on Form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No. 33-54756) which became effective on February 22, 1993, and amended as of July 14, 1995, and its Forms 10-K for the years ended July 31, 1994, July 31, 1995, July 31, 1996 and July 31, 1997.


                               PART   I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of Thermwood Corporation and subsidiaries (the Company or Thermwood) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere in this Annual Report on form 10-K, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Item   1.   Business

General

On January 5, 1998 the Company effected a one for five reverse stock split of its common shares, and all related share and per share information has been adjusted to give retroactive effect to this split except where text indicates otherwise.

The Company develops, manufactures and markets all of its products. Its operations are divided into a number of different divisions. The Production Manager directs the production organization, which is responsible for all manufacturing. Product and production engineering is directed by the Vice President of Engineering. The Machining
Products Division is responsible for the sale of the Company's automated industrial equipment, which includes the CARTESIAN 5 System and wood carving routers. A Vice President manages that division. The Technical Services Division is responsible for selling as well as providing technical services and is managed by the Vice President of that Division. In addition, there is a marketing group that is managed by the Company's President and a research and development group that is supervised by the Vice President of Engineering.

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

Flexible automation equipment is manufactured in a variety of forms and addresses a number of applications. Specific markets have developed for certain classes of equipment with a number of vendors offering products in each of these niche markets. Many vendors, including the Company, build products that service several of the markets.

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

Programming a CNC system can be accomplished in a variety of ways. These include inputting the block of information directly into a terminal, generating programs using a computer and a computer-aided design/computer aided manufacturing (CAD/CAM) system, and moving the machine to a position and having the machine's controller create the block of instructions.

Products

Automated Industrial Equipment

The CARTESIAN 5 machining systems are high-speed computer controlled, fully automatic machining centers. These centers are designed to perform a variety of tasks such as routing and shaping wood parts, trimming of three dimensional plastic parts, machining of aluminum honeycomb, drilling and high speed machining of aluminum both vertically and horizontally, mortising (i.e., cutting square holes in furniture), and sawing and squaring (i.e., cutting inside square corners). They generally operate over larger table areas and at higher speeds than do conventional machine tools but cannot machine the heavy materials and large cross sections that standard machine tools are capable of doing.

The CARTESIAN 5 systems utilize the Company's proprietary SuperControl system and consist of one or more high speed cutting, drilling or machining heads and related tooling which move around a table under computer control to perform programmed operations. There are two basic types of systems, one where the table is fixed and the cutting heads move both left and right and back and forth, and the other where the table moves back and forth and the cutting heads move only left and right. Both systems permit the heads to reach all points on the table. Cutting is accomplished by metal bits, drills, blades and water jets. Additional motions or axes, which permit the head to both pivot and rotate, can be installed, thereby making three-dimensional cuts. Multiple and varying cutting and drilling heads can be added, allowing a number of different machining operations to be accomplished in a single cycle or multiple parts to be machined simultaneously.

Currently the Company markets seven standard CARTESIAN 5 systems of varying sizes and capabilities that are generally offered as standard designs. Because a number of table sizes, configurations, tooling and other options are available, most of these designs are combinations of standard components rather than totally new designs.

The CARTESIAN 5 systems are utilized principally in the woodworking, plastics, boating and automotive industries. Current prices to end users range from approximately $49,000 to over $200,000 per system. The average price of a standard system is approximately $115,000. Sales of the CARTESIAN 5 systems were approximately 79% of total sales of Thermwood Corporation in fiscal year 1998.

Robotics Systems

During fiscal year 1996 the Company developed a wood carving routing system which has replaced the older Wood Carving Robot. Retail prices for the Wood Carving Router are approximately $150,000. Sales of the new system were approximately 3% of total machine sales.
Probe

During year ended July 31, 1996 the Company introduced a new five-axis probe system which significantly reduces the time required to program machining of three-dimensional plastic parts. The Company has acquired patents involving the technology underlying this new probe system. This product is also being offered for use on machines built by Thermwood's competitors, provided their control system is upgraded to a Thermwood 91000 SuperControl. The probe sells for approximately $15,000.

Tooling

During fiscal year 1997 Thermwood introduced new tooling for its woodworking line of CNC routers. This new tooling includes a low-cost piggyback router and a low-cost 8-position turret. These products are priced at approximately $5,000 for the piggyback router and $12,000 for the turret. Sales of these products in fiscal year 1998 were approximately $570,000. Management hopes that these new offerings will allow Thermwood machines to penetrate new markets, however, no assurance to this effect can be given.

SuperControl  Systems

Thermwood designs and manufactures its own CNC systems that it uses for
sale  with  its  own  automated  industrial  equipment.   It  currently
manufactures version 91000 of the SuperControl CNC system.

Marketing

The market for industrial automation equipment can be divided into a large number of applications in a variety of industries. Thermwood seeks to produce industrial products that address specific applications in a variety of industries. It also attempts to provide complete, pre-engineered, standard automation systems that require little or no engineering input from the end user. These systems are designed for easy installation, programming and use and may be operated and maintained by existing plant personnel without extensive training or technical background.

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

The Company generally sells its products through the assistance of dealer networks established throughout North America and Europe. Dealers assist the Company in making sales and are paid on a commission basis for this service. Commissions generally range from 15% to 20% of the Company's published retail prices. As of July 31, 1998 the Company had 14 authorized dealers marketing its industrial products. Thermwood usually requires each dealer to execute a non-exclusive written agreement. A dealer is required to sell one machine within each six-month period in order to retain its dealership. Most dealers concentrate their sales efforts in specific geographical areas and in particular industries such as woodworking or plastics, and sell only one of the Company's product lines. However, some market and sell products to more than one industry and sell both the CARTESIAN 5 systems and the Company's line of Wood Carving Routers.

One dealer accounted for approximately 21% of the Company's sales for the fiscal year ended July 31, 1998. See Item 13. "Certain Relationships and Related Transactions" for information relating to the Company's agreement with Automated Associates which is owned by the Company's president and his wife who is also an officer and director. This dealer sold to 39 different customers, none of which accounted for 10% or more of the Company's sales in the fiscal year ended July 31, 1998.

One other dealer, CNC Automation, accounted for approximately 11% of the Company's business during the 1998 fiscal year. This dealer sold to 19 different customers, none of which accounted for 10% or more of the Company's sales in the fiscal year ended July 31, 1998. No other dealer accounted for 10% or more of the Company's business for the fiscal year. The loss of any large dealer could have a materially adverse effect on the Company's business. Thermwood's business is not seasonal.

The Company has a wholly-owned subsidiary, Carolina CNC, Inc., a North Carolina corporation, which conducts sales in the southeastern region of the United States.
The Company also has a wholly-owned subsidiary, Thermwood (Europe) Limited, a United Kingdom company, which currently maintains sales offices in England and Vienna, Austria for conducting sales to the European Community. During the 1998 fiscal year, the Company lost $453,000 in connection with its European operations. Neither of the foreign sales offices generated a profit. The Company closed the Vienna office in September 1998. Sales of machines and services in fiscal year 1998 were approximately $1,735,000, or 8% of total sales.

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

Technical Services

Management believes that providing extensive and ongoing technical services to customers is essential for the success of small and medium-sized companies. Accordingly, Thermwood offers a variety of technical services through its Technical Services Division. These services include training, installation assistance, preventive maintenance and upgrading and enhancement of installed products as technology advances. The Technical Services Division also has responsibility for the quality control of the Company's industrial products during their manufacture. Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market. Sales and service by the Technical Services Division in fiscal year 1998 accounted for approximately 21% of total sales. A toll-free service line is maintained for the use of all owners of the Company's equipment.

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

Thermwood has completed efforts to add the capability of performing three-dimensional woodcarving to its entire CNC router line. The resulting system produces carved wood components at a three to ten times faster production rate than the Company's previously marketed carving robot product. Management is now offering these new capabilities and expects sales of these new products to replace sales of the current two-dimensional carving robot product. For the fiscal year ended July 31, 1996, the two-dimensional carving robot accounted for approximately $182,000 or 1% of machine sales while sales of the three-dimensional carving robot in fiscal year ended July 31, 1998 amounted to approximately $540,000 or 3% of machine sales. There were no sales of the two-dimensional robot in fiscal years ended July 31, 1997 or 1998.

Development efforts have been continuing on the 91000 SuperControl that is an updated version of the CNC control systems formerly used on Thermwood equipment. The basic system development is complete and this control is currently being sold and shipped on the Company's equipment. Current efforts are being directed toward adding certain high-end features and capabilities.

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


Customers

Although the Company has sold its industrial products to large corporations (i.e., companies with annual sales approximating or exceeding $1 billion), its primary customer base is comprised of small to medium-sized manufacturers (i.e., companies with annual sales ranging from approximately $10 million to approximately $500 million) located throughout the United States. No customer accounted for more than 10% of the Company's sales in the fiscal year ended July 31, 1998.

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

Backlog

As of July 31, 1998, the Company's backlog was approximately $3,029,000 compared with a backlog of $4,080,000 as of July 31, 1997. Substantially all of this backlog will be manufactured and delivered prior to January 31, 1999.

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

During fiscal year 1997 the Company purchased two used pieces of equipment which it retrofitted with the 91000 Control system for use in fabricating components which were previously custom made for the Company. This move has saved the Company approximately $250,000 during fiscal year 1998 in labor and material costs.

Raw materials are purchased from third party sources. Most raw materials and components, including those that are custom made for the Company, are either purchased or available from several sources. One supplier accounted for approximately 19% of total components purchased by the Company for the fiscal year ended July 31, 1998. The materials purchased from this supplier are available from several other sources.

Competition

There are many manufacturers of CNC routers in the United States and abroad, particularly in Japan and Europe. A number of these manufacturers are larger, better financed and have more resources than does the Company.

The Company's primary competitors in the high speed machining market are a number of major domestic, Japanese and European firms such as Shoda Iron Works, Heian, Shinks Machinery Works, Accurouter, Motion Master and Komo Machine. In addition, there are a large number of companies offering routing equipment, and it is management's opinion that the market cannot support all of them. Management believes, however, that the ability of the Company to offer products that perform a variety of functions and sell at low prices provides Thermwood with a competitive advantage.

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

Research and Development

Thermwood plans to continue its research and development efforts primarily directed toward the improvement of existing products, development of new products or product enhancements and reduction in manufacturing costs. The Company utilizes a variety of sources in its research and development efforts, including employees, vendor-engineering staffs, contract employees who are retained solely for specific projects, consultants and independent design firms. See "Product Development" above for information relating to the Company's current development efforts.

For the fiscal years ended July 31, 1998 and 1997, the Company spent $314,000 and $216,000, respectively, for research and development. There was no customer-sponsored research and development during the 1998 fiscal year. Management believes that expenditures need to be increased for the Company to maintain a competitive position in the immediate future. However, the Company may eventually be at a competitive disadvantage with respect to firms that spend significantly more on research and development efforts.

Patents, Trade Secrets and Trademarks

Thermwood currently holds 26 domestic patents and has applications pending in the United States for 14 additional patents. There is no assurance that any additional patents will be granted. Management does not believe that major reliance can be placed on patents for the protection of its products although patent protection for the Company's newly developed products is increasing.

Thermwood relies primarily upon trade secret laws, internal non-disclosure safeguards and restrictions incorporated into its dealership,  sales,  employment and other  agreements  to  protect  its proprietary property and information. In addition, the Company has proprietary rights arrangements with its employees that provide for the disclosure and assignment by the employee to Thermwood of any discovery, invention or improvement relating to its business. While management is unaware of any breach of the Company's security, competitors may develop similar products outside the protection of any measures that Thermwood takes. In addition, policing unauthorized use of the Company's technology, particularly in foreign countries, may be difficult. The Company has been unsuccessful in prosecuting two claims in the United States for what it believed were prospective unauthorized use of proprietary rights. The Company has not been involved in any claims concerning patent infringement.

The Company markets its products under various trademarks, including THERMWOOD, CARTESIAN 5, 91000 SUPERCONTROL, ROUTER ART and PANEL-CAD. It has three trademark registrations and one application for registration in the United States. The Company also has two foreign trademark registrations and applications for seven foreign registrations.

Employees

As of October 1, 1998, the Company had 145 full time employees, of whom 82 were engaged in manufacturing 14 in marketing, 14 in administration, 10 in engineering, 7 in research and development, and 18 in technical services. None of the Company's employees is a member of any union or collective bargaining organization. Thermwood considers its relationship with its employees to be satisfactory.

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

Year 2000 Issues.

During the fiscal year ended July 31, 1998, the Company began a risk evaluation of potential Year 2000 issues. The outcome of this evaluation was the formation of a Year 2000 Committee which consists of the Chief Executive Officer, Vice-President of Engineering, Information Systems Manager and two other employees. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements and report current and projected status of all known Year 2000 compliance issues.

During the assessment phase, computer-related systems and software vendors were identified. Correspondence requesting the status of Year 2000 compliance is scheduled to be delivered in the first quarter of fiscal 1999 to the vendors that have not supplied Year 2000 statements. The Company also plans to obtain correspondence from all significant vendors regarding the status of Year 2000 compliance.

The Company has one known mission-critical system that is not Year 2000 compliant. This system has a Year 2000 certified replacement product that is scheduled for implementation during the second quarter of fiscal 1999. The Company is currently installing upgrades to the non-mission critical systems and should be completed by the end of the second quarter of fiscal 1999.

The replacement or remedial costs for the Company's Year 2000 compliance issues are estimated to be less than $150,000 and consists of software and hardware upgrades that include new features, which are combined with Year 2000 corrections. As appropriate, these costs will be expensed as incurred or capitalized and depreciated, as appropriate.

The Company has tested the machine control systems and related computer software, which it sells and believes that such equipment is Year 2000 compliant.

The Company estimates that the worst case Year 2000 issue Scenario would be that the current software vendor would be unable to deliver the upgrades; and at that point, the Company would investigate other vendors. The Company has not established a formal contingency plan should it fail to become year 2000 compliant and, based on the assessed risk to the business, does not intend to do so.

Item 2.  Properties

Thermwood's manufacturing facilities and executive offices are located in a 100,000 square foot building in Dale, Indiana which had been leased from Edgar Mulzer, a director and major stockholder of the Company. In November 1993 the Company entered into an agreement with Mr. Mulzer to convert the obligation under the lease, as well as other long-term debt amounts owed to Mr. Mulzer, into shares of the Company's Series A Preferred Stock. In fiscal year 1998, the Company repurchased the Preferred Stock with proceeds from a line of credit from a bank resulting in transfer of ownership of the land and building to the
Company. This line of credit also made it possible to increase the original approximately 75,000 square feet of the building to the current 100,000 square feet. Management believes that these facilities are in good condition and adequately satisfy the Company's current requirements. . See Item 13. "Certain Relationships and Related Transactions

Item 3.  Legal Proceedings

There are no known pending or threatened litigation, claims or assessments which management believes could have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                               PART  II
Item  5.   Market  for Company's Common Equity and Related  Stockholder
Matters

The Company's Common Stock has been traded on the American Stock Exchange since 1989 and on the Pacific Stock Exchange since 1987. The following table sets forth the high and low per share sales prices for the Common Stock as reported on the American Stock Exchange for the Company's fiscal years ended July 31, 1998 and July 31, 1997, and for the interim periods indicated:

Common Stock                Low Sales Price         High Sales Price
1998
     Fourth Quarter             $  7.50                 $  10.06
     Third Quarter              $  7.50                 $   9.12
     Second Quarter             $  9.05                 $  13.10
     First Quarter              $  9.70                 $  14.05

1997
     Fourth Quarter             $  7.50                 $  10.00
     Third Quarter              $  7.50                 $  10.00
     Second Quarter             $  6.90                 $  10.60
     First Quarter              $  9.70                 $  11.90


As of October 28, 1998, there were approximately 1,900 holders of record of the Common Stock and 1,431,709 shares outstanding.

Thermwood has never paid any dividends on its Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

Item 6. Selected Financial Data

Operations for the years ended July 31 (in thousands except per share data)

                              1998     1997     1996   1995     1994

Net sales                    $21,840  $17,779 $12,636 $12,314   $9,985
Gross profit                   8,842    6,906   4,925   4,786    3,579
Earnings from continuing
  operations                   1,318    1,236   2,334   2,350      136
Net earnings                   1,318    1,236   2,334   2,350      208

Earnings per share:
      Basic                    $0.89    $0.70   $1.63   $1.92    $0.00
      Diluted                  $0.86    $0.69   $1.45   $1.49    $0.00

Weighted average number of
shares:
     Basic                     1,425    1,349   1,231   1,030    1,030
     Diluted                   1,517    1,446   1,437   1,451    1,030
Cash dividends declared per
common share                       0        0       0       0        0

Financial position at July 31:

Total assets                 $11,325  $11,273  $8,766  $7,527   $5,418
Working capital                5,324    5,080   3,791   2,811    1,706
Long-term obligations          2,367      285     709   1,870    1,862
Shareholders' equity           5,948    7,087   6,275   3,437    1,456


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for fiscal year 1998 were $21,839,529, an increase of 23% from fiscal year 1997, and a 73% increase from fiscal year 1996. European sales for the first year in operation were $1,734,716 or approximately 8% of total net sales. Machine sales consisted of $20,199,191 or 81% of total gross sales. Technical services were
$4,657,784, or 19% of total gross sales. Backlog decreased from $4,080,000 at July 31, 1997 to $3,029,000 at July 31, 1998. Management
attributes the decreased level of orders at July 31, 1998 to a slowdown in capital purchasing because of a slower economy. Also, traditionally sales are slower before the International Woodworking Fair, a furniture industry trade show, which was held in August. Sales generally increase a month or two after the show.

Gross profit for fiscal year 1998 was $8,841,623, or 40.48% of net sales. The percentage of current year gross profit to net sales has increased from last year's 38.84% and 38.97% for 1996. Gross profit for the European operations was $695,121 or 40.07% of net sales compared to $374,021, or 36.12% of net European sales for fiscal 1997. There were no sales for the European operation for fiscal 1996. In the current year, gross profit was positively affected by the continued use of more efficient production methods, including in-house fabrication of components previously purchased outside the Company. Management expects the first quarter of fiscal year 1999 to reflect higher margins due to generally higher margins on newly designed products and better production efficiency due to a more experienced work force and improved manufacturing processes. Improved efficiency was also attributed to an addition to the production facility of approximately 20,000 square feet, allowing better production flows, methods and processes including the purchasing and storage of larger quantities of steel for fabrication at the Dale facility. Although management anticipates that gross profit percentages from operations should continue to improve during 1999, no assurance to this effect can be given.

Research and development, marketing, administrative and general expenses were $6,413,160 in fiscal year 1998, compared to $4,794,563 in 1997 and $3,638,536 in 1996. Research and development expenditures aggregating $314,000 in 1998, versus $216,000 in 1997 and $284,000 in
1996 are included in the foregoing amounts.

The major portion of the increased research and development, marketing and administrative and general expenses from 1996 to 1998 was attributable to European operations which did not exist in fiscal year 1996. These expenses amounted to $1,052,000, or 16% of total expenses in fiscal 1998 compared to $570,000, or approximately 12% of total expenses in fiscal year 1997. A portion of the increased European expense was approximately $100,000 due to the operations of an office in Vienna which management closed in September 1998. Increased wages and benefits and increased advertising and marketing efforts also contributed to the higher level of expenses.

Interest expense for fiscal year 1998 was $231,747, an increase of $156,061 from 1997 and an increase of $114,037 from 1996. The increase from prior years is due to interest on a $3.5 million line credit from a bank, proceeds of which the Company used to repurchase the Preferred Stock in the amount of $2,546,320.

Operating  income  for  fiscal year 1998  was  $2,428,463  compared  to operating  income  of  $2,111,353 and  $1,286,817  in  1997  and  1996, respectively. The increase in operating income in 1998 over 1997 and 1996 resulted primarily from increased sales. The European operations had an operating loss of $356,644 for fiscal year 1998 compared to $195,971 for 1997. Fiscal year 1998 net earnings were $1,317,886, compared to net earnings of $1,235,824 and $2,334,428 in 1997 and 1996, respectively. Deferred tax benefits of $1,178,000 recognized in 1996 contributed to an increase in that year. This benefit primarily resulted from a reduction in a deferred tax asset valuation allowance based on management's expectation that future earnings would more likely than not allow for realization of deferred tax assets including utilization of net operating loss carryforwards. As the deferred tax valuation allowance was eliminated prior to fiscal year 1997, income tax expense was provided on all 1998 and 1997 earnings. Income tax expense for fiscal years 1998 and 1997 was $848,000 and $819,000, respectively, compared to an income tax benefit of $1,060,000 for fiscal year ended July 31, 1996.

The Company has income tax net operating loss carryforwards of approximately $529,000, which expire in the years 2008 and 2009. It also has other tax credits of lesser value which appear in Note I of Notes to Financial Statements.

Liquidity and Capital Resources

At July 31, 1998 the Company's working capital was $5,324,458 compared to $5,080,310 at July 31, 1997. Inventories increased approximately $800,000 due to increased in-house processing of components; however, accounts receivable decreased from July 31, 1997 primarily due to lower sales in July 1998 compared to the prior July. Cash also decreased approximately $400,000 and was used primarily to pay accounts payable and other liabilities.

The Company had a positive cash flow from operating activities for the 1998 fiscal year in the amount of $1,222,952. Net earnings of $1,317,886, along with the add back of other non-cash expenses such as depreciation and amortization of $368,261, and a decrease in accounts receivable contributed to a positive cash flow. However, an increase in inventories and payments of accounts payable and other liabilities used cash resources.

During the 1998 fiscal year, the Company's investing activities consisted primarily of a 20,000 square foot addition to the production area and additional machinery purchased to increase efficiency and capacity. Expenditures for fixed assets in the 1999 fiscal year are anticipated to be for normal replacements and purchases of labor-saving equipment for production.

Cash flows from financing activities included $43,255 for dividend payments on Preferred Stock and redemption of $2,546,320 of Preferred Stock. A line of credit in the amount of $3,500,000 was established at a bank with $2,196,320 being utilized at July 31, 1998, primarily for the redemption of the Preferred Stock.

At a meeting on August 17, 1998, the Company's Board of Directors authorized its officers to take steps to prepare for a 1 for 38,000 Reverse Stock Split in which shareholders with less than 38,000 shares would receive cash of $11.00 per share previously held. The proposed transaction was subject to supplemental approval by the Board of Directors.

On September 4, 1998, the Company filed a preliminary proxy statement and Schedule 13E-3 with the Securities and Exchange Commission relating to the Reverse Stock Split (and proposed a modified 1 for 37,000 exchange ratio). It also proceeded with steps to obtain financing for the transaction. The Company intended to borrow $14,000,000 to finance the Reverse Stock Split.

On October 16, 1998, the Company determined that it was unable to obtain financing for the Reverse Stock Split with acceptable terms and decided not to proceed with the transaction.

On September 3, 1998 the Company entered into an agreement whereby the Company acquired an option to purchase the shares of Common stock held by Mr. Edgar Mulzer, a major shareholder of the Company, during a period commencing November 1, 1999 and ending October 31, 2002 for a per share price equivalent to $15.50 per share. This agreement was contingent upon the 1 for 37,000 Reverse Stock Split being successfully completed. As the Board decided not to proceed with the Reverse Stock Split, the option agreement between the Company and Mr. Mulzer is no longer in effect.

Recent Accounting Pronouncements

In June of 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards, No. 130, Reporting Comprehensive Income, (FAS 130), and No. 131, Disclosures About Segments of an Enterprise and Related Information, (FAS 131), effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted FAS 130 but does not expect the adoption of FAS 130 to have a material effect on the consolidated financial statements. The Company will comply with the reporting and display requirements under this statement when required. FAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted FAS 131. As the Company operates within one industry segment, the reporting of such information is not expected to be significant

Item 8.  Financial Statements and Supplementary Data

The information called for by this Item 8 is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                         PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information about the directors and officers of the Company is contained in the following table:

Name                         Age         Position

Kenneth J. Susnjara (1)      51          Chairman  of the Board, President
                                         and Director

Linda S. Susnjara (1)        49          Secretary and Director

Michael P. Hardesty          44          Vice President of Engineering

Rebecca F. Fuller            48          Treasurer

David J. Hildenbrand         41          Vice President of Sales

Richard Kasten               46          Vice   President   of   Technical
                                         Services

Donald L.Ubelhor             41          Vice-President of Manufacturing

Peter N. Lalos (2)           64          Director

Edgar Mulzer (2)             80          Director

Lee  Ray  Olinger (2)        71          Director

(1)  Mr. and Mrs. Susnjara are husband and wife.

(2) Member of the Incentive Stock Option Committee, Non-Qualified Stock Option Committee, Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Each director receives compensation in the amount of $1,000 plus $100 for each $100,000 in profit for the previous quarter for attending each of the four directors' meetings and is reimbursed for all related expenses.

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

Mrs. Fuller joined Thermwood in 1981 and was promoted to accounting manager in 1983 and controller in 1985. She assumed her current position as Treasurer in July 1993.
Mr. Hildenbrand became a Vice President of Thermwood in August, 1988. Previously, the Company had employed him in various technician and sales manager positions since 1977. He has also been a director of Thermwood Europe Ltd., the Company's wholly owned subsidiary, since July 1996.

Mr. Ubelhor became Vice-President of Manufacturing in August 1997. Previously, he had been the Company's Production Manager since 1993.

Mr. Kasten became a Vice President in December 1993. Previously, the Company had employed him as a manager of applications since 1990.

Mr. Lalos has been engaged in the private practice of law in Washington D.C. since 1961 and is the senior partner in the law firm of Lalos & Keegan. He served as Secretary of the Company from September 1981 until December 1989 and as a director from April 1981 until July 1986. He was reelected to the Board of Directors in December 1989. See Item
13. "Certain Relationships and Related Transactions."

Mr. Mulzer was Chairman of the Board of the Dale State Bank, a commercial bank in Dale, Indiana, from 1970 through 1993. He is currently retired. He became a director of the Company in September 1974 and has served continuously in that capacity to the present. See
Item 13. "Certain Relationships and Related Transactions" for information relating to loan and lease transactions between the Company and Mr. Mulzer and his affiliates.

Mr. Olinger has been a director since December 1989. He has been a director of the First Bank of Huntingburg, a commercial bank in Huntingburg, Indiana since 1949 and Chairman of the bank since 1986.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16 (a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1998.

Item 11. Executive Compensation

The following table sets forth the annual remuneration paid during the fiscal years ended July 31, 1998, 1997 and 1996 to the Chief Executive Officer and to each of the executive officers of the Company whose total fiscal 1998 remuneration exceeded $100,000 and to all officers of the Company as a group.

                         Summary Compensation Table
                         Annual compensation   Long-term compensation
                                                Awards    Payouts
                                       Other
Name and princi-   Year Salary  Bonus  annual  Restri-  Options/  LTIP   All
pal position                           compen- cted      SARs    payouts other
                                       sation  stock (#)                 compen-
                                         (1)   award(s)                  sation
                   ---- ------- ------  ------ ---------  ------- ------ -------
Kenneth J. Susnjara,
 Chairman of the Board
 President and
 director         1998 $108,000 $146,664 $6,400     0        0       0      0
                  1997   63,000   83,242  3,700     0        0       0      0
                  1996   63,000   94,739  2,000     0        0       0      0

Michael  Hardesty,
 Vice-president
 Engineering      1998   48,000  100,565      0     0        0       0      0
                  1997   48,000  102,165      0     0        0       0      0
                  1996   48,000   58,269      0     0        0       0      0

David Hildenbrand
 Vice-president
 Sales            1998   45,000  122,239      0     0        0       0      0
                  1997   45,000  116,779      0     0        0       0      0
                  1996   45,000   56,818      0     0        0       0      0

Rebecca Fuller,
 Treasurer        1998   40,000   86,199      0     0        0       0      0
                  1997   40,000   87,570      0     0        0       0      0

All other officers
as a group:
(2) persons       1998   80,000   78,893      0     0    4,000       0      0
(1) person        1997   40,000   29,172      0     0        0       0      0
(2) persons       1996   80,000   76,369      0     0        0       0      0

(1)   Other annual compensation represents directors' fees paid to  Mr.
Susnjara.

Stock options for an additional 4,000 shares were issued to an officer of the Company under the Qualified Stock Option Plan in fiscal year 1998. At July 31, 1998 the exercise prices of some of the unexercised options were less than the market price of the Company's Common Stock. On September 6, 1994, registration statements on Form S-8 were filed with the Securities and Exchange Commission under the Securities Act of 1933 in connection with the registration of shares of the Company's Common Stock under the Company's Employee Incentive Stock Option Plan and Non-Qualified Stock Option Plan.

In 1985 the Board of Directors appointed Mr. Susnjara to the position of President and Chief Executive Officer. In this position, he is to receive a bonus based on the pre-tax profits of the Company as set forth below. See "Profit Sharing Plan" below.

Certain other officers may be entitled to participate in the Company's profit sharing plan. See "Profit Sharing Plan" below.

Profit Sharing Plan.

In 1985, the Company instituted a management profit sharing plan. This plan has been operative since fiscal 1987, and was continued in an amended form for fiscal year 1998. Covered under the plan are the Chairman of its Board of Directors, the President, Vice President of Engineering, Vice President of Sales, Vice President of Technical Services, the Treasurer and various departmental managers.

Under the plan, the Chairman is entitled to 5% of corporate operating income. The Vice President of Sales and Vice President of Technical Services each are entitled to 5% of the divisional operating income. The Vice-President of Manufacturing and the Treasurer are each entitled to receive 2% and 3%, respectively, of the Corporate operating income. Any divisional losses are to be subtracted from these amounts so that the total bonus paid does not exceed 25% of operating income.

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

Incentive Stock Option Plan.

Under the Company's Employee Incentive Stock Option Qualified Plan (the "Qualified Plan"), options to purchase a maximum of 80,000 shares of its Common Stock may be granted to officers and other key employees of Thermwood. Options granted under the Qualified Plan are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code of 1954, as amended by the Tax Reform Act of 1986.

The Qualified Plan is administered by the Board of Directors and a Committee currently consisting of three members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise price. In the event an optionee voluntarily terminates his employment with the Company, he has the right to exercise his accrued options within 5 days prior to such termination. However, the Company may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he/she also has the right to exercise his accrued options within 30 days of termination. Upon death, his/her estate or heirs have one year to exercise his/her accrued options. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of Thermwood's shares on the date the option is granted. However, options granted to persons owning more than 10% of the voting shares of the Company may not have a term in excess of five years and the option price per share may not be less than 110% of fair market value at the date the option is granted.

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

As of July 31, 1998, options to acquire 50,600 shares of the Company's common stock for ten years at an average exercisable price of $8.48 per share had been granted under the Qualified Plan to 20 employees of the Company. Options for the purchase of 50,600 shares were exercisable as of July 31, 1998.

Non-qualified Stock Option Plan.

Under Thermwood's Non-qualified Stock Option Plan ("NSO Plan"), options to purchase a maximum of 70,000 shares of its Common Stock may be granted to officers, directors, and other key employees.

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

As of July 31, 1998 options to acquire 40,000 shares of the Company's common stock at an average exercisable price of $8.91 per share have been granted under the NSO Plan to four directors and officers of Thermwood, all of which are presently exercisable.

Other options.

Other options to purchase 140,000 shares have been granted by the Board of Directors, 124,000 of which were outstanding and exercisable as of July 31, 1998. An option to purchase 120,000 of these shares was granted to the President of the Company. The option extends through October 18, 1998 and permits the purchase of 60,000 shares at $15.00 per share and 60,000 at $30.00 per share. A 6,000 share option was granted to an employee at $5.00 per share and was exercised in October, 1997. An additional 4,000 shares at $8.44 per share were granted during fiscal year ended July 31, 1996 to a principal in a former public relations firm for the Company. At July 31, 1998 the options were exercisable; however, in August 1998, the Company and the option holder agreed to terminate the option agreement in exchange for a cash payment to the option holder of $10,250. During fiscal year 1997 options for 10,000 shares were granted to another public relations firm. These options expired in March, 1998 upon the termination of the service agreement between the Company and the firm.

Section 401(k) Plan

The Company adopted a tax-qualified cash savings plan (the "401(k) Plan") which became effective in October 1989. This Plan covers all employees who have completed 12 months of continuous service prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral (before tax) contributions of up to 15% of their total compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. The Company also makes a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8% of employees' salaries.

The 401(k) Plan also includes provisions which authorize the Company to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the 401(k) Plan. The trustee under the 401(k) Plan is Merrill Lynch Trust Company of Evansville, Indiana. The trustee invests the assets of each participant's account in funds at the direction of such participant.

Item   12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management:

The following table sets forth certain information regarding the Company's Common Stock, including shares underlying the convertible debentures and exercisable Common Stock options owned as of July 31, 1998 by (i) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, and (iii) all officers and directors as a group:

                                            Shares Owned
                                              Including
                                                Those
                                Percentage    Underlying     Percentage of
Names and Addresses    Shares    of Total     Exercisable        Total
of Beneficial         Owned at  Outstanding   Options and     Outstanding
Owners (1)            July 31,     Shares     Convertible     Shares Owned
                        1998       Owned      Securities
                                    (2)
Kenneth J. Susnjara
(3,4)
and Linda Susnjara     251,400       17.57    411,400(5)         24.79(5)

Edgar Mulzer
401 10th Street
Tell  City, Indiana    208,052      14.54     218,052(6)        13.14(6)
47586

Peter N. Lalos
14312 Darnstown
Road                     8,000        0.6     22,000(7)          1.3(7)
Gaithersburg,
Maryland 20878


Lee Ray Olinger
c/o First Bank of
Huntingburg
4th and Main Street        400          0           400             0
Huntingburg, IN
47542

All Officers and
Directors as a          471,402      32.94       686,402           41.36
Group (9 persons)                                   (5,6,7,8)       (5,6,7,8)

(1) Except as indicated in (4), all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Excludes (i) an aggregate of 181,000 shares of Common Stock reserved for issuance upon conversion of debentures; (ii) 80,000 shares reserved for issuance under the Company's Qualified Stock Option Plan of which options to purchase 50,600 shares have been granted and are currently exercisable; (iii) 70,000 shares reserved for issuance under the Company's Non-Qualified Stock Option Plan of which options to purchase 40,000 shares have been granted and are currently exercisable;
(iv) 120,000 shares reserved for issuance upon exercise of options granted to Mr. Susnjara, all of which are currently exercisable; and
(v) 4,000 shares reserved for issuance of options granted to R. Jerry Falkner, all of which were exercisable as of July 31, 1998. In August 1998, the Company and the option holder agreed to terminate the option agreement in exchange for a cash payment to the option holder of $10,250. See Item 11. "Executive Compensation" and Item 13. "Certain Relationships and Related Transactions."

(3)  The address of this person is c/o the Company.

(4) Mr. and Mrs. Susnjara may each be deemed to be a beneficial owner of the Company's securities owned by the other because of their marital relationship.

(5) Includes (i) an aggregate of 10,000 shares issuable upon conversion of debentures owned by Mr. Susnjara; (ii) 10,000 shares issuable upon the exercise of options granted to Mr. Susnjara under the Company's Non-Qualified Stock Option Plan; and (iii) 120,000 shares issuable upon the exercise of other options granted to him and includes 10,000 shares issuable upon the exercise of options granted to Mrs. Susnjara under the Company's Non-Qualified Stock Option Plan.

(6) Includes 10,000 shares issuable upon the exercise of options granted to Mr. Mulzer under the Company's Non-Qualified Stock Option Plan.

(7) Includes (i) an aggregate of 4,000 shares issuable upon conversion of debentures owned by Mr. Lalos; and (ii) 10,000 shares issuable upon the exercise of options granted to Mr. Lalos under the Company's Non-Qualified Stock Option Plan.

Item 13. Certain Relationships and Related Transactions:

In February 1987 the Company purchased its premises from an independent third party for $1,000,636 and simultaneously resold it to Mr. Mulzer for $1,800,000. At the same time the Company leased the premises back from Mr. Mulzer for a 20-year period at a monthly rental of $19,353 or approximately $232,000 on an annual basis.

The lease agreement, which was treated as a capitalized lease for financial reporting purposes, also obligated the Company to pay all maintenance, taxes, assessments, insurance premiums and utilities incurred in connection with the operation of the premises. Pursuant to a related agreement, the Company had an option to repurchase the premises from Mr. Mulzer, exercisable through 2006, at prices descending on an annual basis from $1,786,781 in 1987 to $240,000 in the last year.

On November 18, 1993, this lease payment obligation in the amount of $1,608,629, together with accrued interest in the amount of $122,491 was converted to Preferred Stock. Upon the issuance of the Preferred Stock, the Company no longer had any lease payments. The liability for all accrued and future lease payments was converted to Preferred Stock.

On October 7, 1997, the Company entered into an agreement for a $3.5 million line of credit with a bank, proceeds of which were used to repurchase the Preferred Stock.

Conversion by Affiliated Party of Debt to Preferred Stock:

As previously noted, an aggregate of $3,437,120 owed to Mr. Mulzer was converted to an aggregate of 1,000,000 shares of Preferred Stock on November 18, 1993. The holder of the Preferred Stock was entitled to receive cumulative cash dividends out of the net profits of the Company at the rate of thirty-four cents ($0.34) per share per annum, payable monthly in equal installments within the first fifteen days of each month for the preceding month as directed by the Board of Directors of the Company. The Company had the right in its sole discretion to redeem the stock at any time at $3.40 per share. The Company redeemed 738,000 and 162,000 shares of the preferred stock for a total of $2,546,320 and $550,800 during fiscal years 1998 and 1997, respectively. Dividends were paid in the amount of $43,255 and $285,204 for the fiscal years 1998 and 1997, respectively. The balance of the shares had been previously repurchased. The Preferred Stock is fully redeemed and no further dividends will be paid as of July 31, 1998.

Product Sales Through and Lease Agreement With Affiliated Dealer:

Mr. and Mrs. Susnjara are the owners of Automation Associates Incorporated ("AAI"), a dealer of the Company's industrial products. The agreement between the Company and AAI contains the same terms and conditions as do the Company's agreements with its other dealers. The Company sold no products to AAI during fiscal year 1998, but paid AAI $627,816 in commissions during the year for assisting in effecting sales of approximately $3,800,000. This amount represents approximately 21% of the Company's gross sales for fiscal year 1998. AAI also leases space from the Company at what management believes is a fair market rate. Rental payments were $2,400 during the 1998 fiscal year.

Payment of Legal Fees to Affiliated Party:

Lalos & Keegan, a law firm in which Mr. Lalos is the senior partner, accrued fees of $95,000, $77,000, $103,000, for the fiscal years 1998, 1997, and 1996, respectively. During fiscal year 1998 the Company paid this firm an aggregate of $77,901. Accordingly, as of July 31, 1998 the Company carried a balance of $31,515 payable to Lalos & Keegan. This firm performs patent, trademark, general corporate and litigation services for the Company. As of October 27, 1998 all of the balance has been paid.


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
8-K:

(a)  The following documents are filed as a part of this report:
     1.  Financial Statements:

     Index   to   Financial  Statements:                           Page
     Reference
     Independent Auditors' Report

     Financial Statements:
      Consolidated   Balance  Sheets  -  July   31,   1998   and   1997

      Consolidated Statements of Operations - Years ended
      July 31, 1998, 1997 and 1996

      Consolidated Statements of Shareholders' Equity
      Years Ended July 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended
      July 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

All schedules are omitted because they are not required, or are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

        None.

(c)        Exhibits:

        None.













                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
October 28, 1998              /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principle Executive
                              Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:
October 28, 1998              /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principal Executive
                              Officer)

Date:
October 28, 1998              /s/ Rebecca F. Fuller
                              Rebecca  F.  Fuller, Treasurer (Principal
                              Financial and Accounting Officer)

Date:
October 28, 1998              /s/ Linda S. Susnjara
                              Linda S. Susnjara, Secretary

Date:
October 28, 1998              /s/ Peter N. Lalos
                              Peter N. Lalos, Director

Date:
October 28, 1998              /s/ Edgar Mulzer
                              Edgar Mulzer, Director

Date: October 28, 1998

                              Lee Ray Olinger, Director



                     INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying consolidated balance sheets of Thermwood Corporation and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermwood Corporation and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Indianapolis, Indiana
September 4, 1998













                            THERMWOOD CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                      July 31
                                               1998             1997
                                            -----------     ------------
                 Assets

  Current Assets

      Cash                                 $   115,937      $   512,480
      Accounts receivable, less
        allowance for doubtful accounts
        of $20,000 fpr 1998 and $25,000
        for 1997                             1,673,826        1,802,569
      Inventories                            5,359,182        4,618,001
      Deferred income taxes                    694,000        1,676,000
      Prepaid expenses                         491,209          372,287
                                             ----------       ----------
           Total Current Assets              8,334,154        8,981,337
                                             ----------       ----------

  Property and Equipment

     Land                                       73,260           73,260
     Buildings and improvements              1,977,659        1,352,059
     Furniture and equipment                 3,131,306        2,768,255
     Construction in progress                    6,257            6,257
       Less accumulated depreciation       (2,540,992)       (2,375,826)
                                           -----------        -----------
           Net Property and Equipment       2,647,490         1,824,005
                                           -----------        -----------
  Other Assets

     Patents, trademarks and other             139,933          133,026
     Bond issuance costs less
       accumulated amortization                  4,089            8,665
     Deferred income taxes                     199,000          326,000
                                           ------------     ------------
           Total Other Assets                  343,022          467,691
                                           ------------     ------------
  Total Assets                             $11,324,666      $11,273,033
                                           ============     ============




                            THERMWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                     July 31
                                                1998             1997
  Liabilities and Shareholders' Equity     -------------    -------------

  Current Liabilities

       Accounts payable                     $ 1,136,896     $ 1,375,005
       Accrued compensation and
         payroll taxes                          498,224         582,652
       Customer deposits                        816,315         907,110
       Other accrued liabilities                552,066       1,028,505
       Current portion of capital
         lease obligations                        6,195           7,755
                                             -----------     -----------
         Total Current Liabilities            3,009,696       3,901,027
                                             -----------     -----------

  Long-Term Liabilities,  Less Current
  Portion

       Capital lease obligations                      0           5,918
       Note payable to bank                   2,196,320               0
       Bonds payable, net of
         unamortized discount of
         $10,450 for 1998 and $22,225
         for 1997                               170,550         278,775
                                            ------------      ----------
         Total Long-Term Liabilities          2,366,870         284,693
                                            ------------      ----------
  Shareholders' Equity
     Preferred stock, no par value,
        2,000,000 shares authorized,
        1,000,000 shares issued and
        738,000 shares outstanding
        for 1997                                      0       2,546,320
     Common stock, no par value,
        4,000,000 shares authorized,
        1,431,109 and 1,400,109
        shares issued and outstanding
        for 1998 and 1997, respectively       10,742,636      10,599,285
     Accumulated deficit                      (4,758,911)     (6,033,542)
                                            -------------    ------------
                                               5,983,725       7,112,063
        Less subscriptions receivable            (35,625)        (24,750)
                                            -------------    ------------
          Total Shareholders'Equity            5,948,100       7,087,313
                                            -------------    ------------
  Total Liabilities
    and Shareholders' Equity                 $11,324,666     $11,273,033
                                            =============     ============


  See accompanying notes to
  consolidated financial statements.

                               THERMWOOD CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years Ended July 31
                                   1998          1997         1996
                               ------------  -----------  ------------
Sales
    Machine sales              $ 20,199,191  $16,420,313   $10,966,096
    Technical services            4,657,784    3,660,548     3,298,567
                               ------------  -----------   -----------
                                 24,856,975   20,080,861    14,264,663
   Less commissions               3,017,446    2,301,446     1,628,172
                               ------------  -----------   -----------
Net Sales                        21,839,529   17,779,415    12,636,491

Cost of Sales
    Machines                      9,981,401    8,841,911     5,577,272
    Technical services            3,016,505    2,031,588     2,133,866
                               ------------   ----------     ---------
Total Cost of Sales              12,997,906   10,873,499     7,711,138
                               ------------   ----------     ---------
Gross Profit                      8,841,623    6,905,916     4,925,353

Research and development,
marketing, administrative and
general expenses                  6,413,160    4,794,563     3,638,536
                                -----------   ----------    ----------
     Operating income             2,428,463    2,111,353     1,286,817

Other income (expense):
   Interest expense - related
      party                               0            0          (889)
   Interest expense - other        (231,747)     (75,686)     (117,710)
   Other                            (30,830)      19,157         6,210
                                 -----------  -----------    -----------
   Other expense, net              (262,577)     (56,529)     (112,389)
                                 -----------  -----------    -----------
Earnings before income taxes      2,165,886    2,054,824      1,174,428
Income tax (expense) benefit       (848,000)    (819,000)     1,160,000
                                 -----------  -----------    -----------
        Net earnings             $1,317,886   $1,235,824     $2,334,428
                                 ===========  ===========    ===========
 Earnings applicable to common
     shareholders                $1,274,631   $  950,620     $2,004,373
                                 ===========  ===========    ===========
Earnings per share:
       Basic                          $0.89         $0.70         $1.63
                                 ===========  ============   ===========
       Diluted                        $0.86         $0.69         $1.45
                                 ===========  ============   ===========
Weighted average number of shares:
       Basic                      1,424,676     1,349,143     1,231,146
       Diluted                    1,516,748     1,446,198     1,436,820

See accompanying notes to
consolidated financial statements.

                                 THERMWOOD CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Preferred Stock             Common Stock
                 ------------------------  -------------------     -----------
                                                          Subscrip    Accumula
                                                           tions       ted
                Shares      Amount        Shares   Amount  Receivable  (Deficit)
                ---------  ----------  --------- ---------- --------- ----------
Balances at
July 31, 1995 1,000,000  $3,437,120  1,029,909 $8,988,897 $    0  ($8,988,535)

Preferred
dividends paid        0           0          0          0       0      (330,055)

Redemption of
preferred
stock         (100,000)  (340,000)          0           0       0             0

Conversion of 12%
debentures, net
of related bond
issuance costs
and unamortized
discount             0           0    261,400   1,115,507        0            0

Exercise of
qualified stock
options              0           0     10,400      56,000  (28,125)           0

Exercise of other
stock options        0           0      6,000      30,000        0            0

Net earnings         0           0          0           0        0    2,334,428
              -------- ----------- ---------- ----------- --------  -----------
Balances at
July 31, 1996  900,000  $3,097,120  1,307,709 $10,190,404 $(28,125) ($6,984,162)

Subscriptions
received             0           0          0           0    3,375            0

Preferred
dividends paid       0           0          0           0        0    (285,204)

Redemption of
preferred
stock         (162,000)   (550,800)         0           0         0            0

Conversion of 12%
debentures, net
of related bond
issuance costs and
unamortized
discount              0           0    92,400      408,881        0            0

Net earnings          0           0         0            0        0    1,235,824
             ----------  ---------- ---------  ----------- -------- ------------
Balances at
July 31, 1997   738,000  $2,546,320 1,400,109  $10,599,285 ($24,750)($6,033,542)

Preferred
dividends paid        0           0         0            0        0     (43,255)

Redemption of
preferred
stock          (738,000) (2,546,320)        0            0        0           0

Conversion of 12%
debentures, net
of related bond
issuance costs
and unamortized
discount              0            0   24,000      108,351        0           0

Exercise of
qualified stock
options               0            0    1,000        5,000        0           0

Exercise of other
stock options         0            0    6,000       30,000  (30,000)          0

Subscriptions
received              0            0        0            0   19,125           0

Net earnings          0            0        0            0        0   1,317,886
                ------- ------------  ------- ------------  ------- -----------
Balances at
July 31, 1998         0            0 1,431,109 $10,742,636 ($35,625)($4,758,911)
                ======= ============ ========= =========== ========= ===========
 See accompanying notes to consolidated financial statements.

                          THERMWOOD CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended July 31
                                    1998          1997         1996
                               -------------- ------------ --------------
 Cash Flows From Operating
 Activities:

 Net earnings                   $  1,317,886    $ 1,235,824  $ 2,334,428
 Adjustments to reconcile net
 earnings to net cash
 provided by operating
 activities:
    Depreciation and amortization    368,261        338,274      295,510
    Provision for inventories         68,000              0       21,012
    Loss (Gain) on disposal of
     equipment                        48,936              0      (15,625)
    Deferred income taxes          1,109,000        412,000   (1,178,000)
    Changes in operating
      assets and liabilities:
      Accounts receivable            128,743       (990,029)     369,060
      Inventories                   (809,181)    (1,288,664)    (341,402)
      Prepaid expenses and
       other assets                 (118,922)       (32,864)      41,151
      Accounts payable and
       other accrued expenses       (798,976)     1,704,136     (263,205)
      Customer deposits              (90,795)       413,101     (148,350)
                                   ----------     ---------    ----------
 Net cash provided by
  operating activities             1,222,952      1,791,778    1,114,579
                                   ----------     ---------    ----------
 Cash Flows From Investing
 Activities:

 Proceeds from sale of equipment           0              0      40,000
 Purchases of patents,
   property and equipment         (1,242,887)      (457,599)   (502,350)
                                  -----------     ----------   ---------
 Net cash used by investing
   activities                     (1,242,887)      (457,599)   (462,350)
                                  -----------     ----------   ---------
 Cash Flows From Financing
 Activities:

 Principal payments on lease
  obligations                         (7,478)        (8,065)    (31,598)
 Redemption of preferred stock    (2,546,320)      (550,800)   (340,000)
 Payment of dividends on
  preferred stock                    (43,255)      (285,204)   (330,055)
 Note payable at bank              2,196,320              0           0
 Proceeds from subscriptions
  receivable                          19,125          3,375           0
 Proceeds from exercise of
  stock options                        5,000              0      57,875
                                  -----------    ----------   ----------
 Net cash used by financing
   activities                       (376,608)      (840,694)   (643,778)
                                  -----------    -----------  ----------
 Increase (decrease) in cash        (396,543)       493,485       8,451

 Cash at beginning of year           512,480         18,995      10,544
                                  -----------    -----------  ----------
 Cash at end of year              $  115,937     $  512,480   $  18,995
                                  ===========    ===========  ==========

 See accompanying notes to
 consolidated financial statements.





                  THERMWOOD CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General :

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiaries, Thermwood Europe Limited, a United Kingdom company, CNC Carolina, Inc., a dealer in North Carolina, and Thermwood Capital Corporation, a leasing company. CNC Carolina, Inc. and Thermwood Capital Corporation were established in 1998. The term "Company" refers to the consolidated operations of Thermwood Corporation and its subsidiaries.

The Company operates within a single business segment called industrial automation equipment, and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. Two dealers accounted for approximately 32% of the Company's business; however, no customer accounted for more than 10% of the Company's sales in fiscal 1998, 1997 or 1996. The loss of any large dealer could have a materially adverse effect on the Company's business.

The Company also offers a variety of technical services. These services include training, installation assistance, preventive maintenance and upgrading and enhancement of installed products as technology advances. The Technical Services Division also has responsibility for the quality control of the Company's industrial products during their manufacture. Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market. Sales and service by the Technical Services Division in fiscal year 1998 amounted to approximately 18.7% of total gross sales. There was no revenue generated in 1998 by Thermwood Capital Corporation.

The   Company's  machining  systems  are  utilized  principally  in   the
woodworking, plastics, boating and automotive industries. The Company is not dependent upon a single supplier or only a few suppliers.

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

Revenues and Warranties:

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are shipped. Technical services revenues are recognized when the services are performed. Estimated costs of product warranties are charged to cost of sales at the time of sale.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Research and Development:

Research  and  development costs are expensed as incurred.   Expenditures
for research and development were approximately $314,000, $216,000 and $284,000 during 1998, 1997 and 1996, respectively.

Property and Equipment:
Property and equipment are recorded at cost for assets purchased and at the present value of minimum lease payments for assets acquired under capital leases. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets, as shown below:

               Buildings and improvements         10 to 30 years
               Equipment                           3 to 10 years

Depreciation expense for 1998, 1997 and 1996 was $345,890, $304,716 and $256,290, respectively.

Customer Deposits:

Customer deposits are recorded as a current liability with no offset against costs incurred on work-in-process. As of July 31, 1998 and 1997, substantially all of the deposits had no incurred work-in-process cost.

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires companies to present basic and diluted earnings per share. A reconciliation of the numerator and denominator for the basic and diluted earnings per share calculation follows:

                      1998                 1997                 1996
                Basic     Diluted     Basic     Diluted   Basic      Diluted
              ---------- ---------- ---------- ---------- ---------- ---------
Earnings:

Net Earnings  $1,317,886 $1,317,886 $1,235,824 $1,235,824 $2,334,428 $2,334,428

Less preferred
stock dividends  (43,255)   (43,255)  (285,204)  (285,204)  (330,055)  (330,055)

Add interest
expense on
convertible
bonds payable           0     47,180         0    62,580          0      98,436

Add  amortization
of bond discount
and issuance costs      0      4,701         0    13,120          0      30,583

Income tax effects
of earnings
adjustments            0     (19,196)        0   (28,009)         0     (44,037)
               ---------- ----------  --------  -------- ----------  -----------
Total
earnings       $1,274,631 $1,307,316  $950,620  $998,311 $2,004,373  $2,079,355
               ========== ==========  ========  ======== ==========  ===========
Weighted average
number of shares:

Common shares
outstanding     1,424,676  1,424,676  1,349,143 1,349,143  1,231,146  1,231,146

Incremental
shares related to
dilutive stock
options                 0     55,872          0    36,255          0     53,075

Incremental
shares related to
convertible bonds       0     36,200          0    60,200          0    152,600
                ---------  --------- ---------- --------- ---------- ----------
Total weighted
average number
of shares       1,424,676  1,516,748  1,349,143 1,446,198  1,231,146  1,436,820
                ========= ========== ========== ========= ========== ==========
Earnings per share  $0.89      $0.86      $0.70     $0.69      $1.63      $1.45
                ========= ========== ========== ========= ========== ==========

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

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:
                                    1998             1997

            Finished goods      $    651,398       $  644,477
            Work-in-process        1,541,258        1,171,484
            Raw materials          3,166,526        2,802,040
                                 -----------       ----------
                                $  5,359,182       $4,618,001
                                ============       ==========

NOTE C -- LEASES :

The  Company had leased its production facilities and certain  equipment,
primarily  from  related  parties.   Amounts  included  in  property  and
equipment at July 31, 1997 relating to capital leases are as follows:

     Land                        $     73,260
     Building and improvements      1,171,778
     Furniture and equipment          266,929
                                 ------------
                                    1,511,967
     Less accumulated amortization   (799,558)
                                 ------------
                                  $   712,409
                                 ============

Included in Land, Building and Improvements above are assets with a net book value of $533,928 at July 31, 1997, leased from a director of the Company under a capital lease expiring in February, 2007. During fiscal year 1994, the obligation under this lease was converted to Preferred Stock (Note H). The Company had the option to purchase the assets under this lease at any time for a purchase price of $1,608,629 less the aggregate amount paid to the director under the lease and for the redemption of the Series A Preferred Stock. The Preferred Stock was fully redeemed during fiscal year 1998 enabling the Company to take clear title to the land and building.

The Company leases certain office equipment under long-term operating leases. Future minimum lease payments as of July 31, 1998 for operating leases are as follows:

     Years ending July 31:
                     1999            $118,700
                     2000             118,700
                     2001             118,700
                     2002               1,200
                     2003               1,200

Total operating lease expense for 1998, 1997 and 1996 was $118,670, $44,390 and $18,130 respectively.

NOTE D - NOTES PAYABLE TO BANK

During 1998, the Company obtained a $3,500,000 line of credit with a bank. At July 31, 1998 $2,196,320 was outstanding under the line of credit. The line of credit bears interest payable monthly at the bank's money market prime rate plus .5% (9.0% at July 31, 1998). The line is secured by the tangible assets of the Company and expires in October 1998. Management expects to renew the line under terms similar to the existing agreement.

NOTE E - BONDS PAYABLE:

In 1993 the Company completed a public offering of 2,070 units totaling $2,070,000. Each unit consisted of one Convertible Debenture in the principal amount of $1,000, bearing interest at 12% per year, and 500 Redeemable Warrants. The bonds were issued at a discount of $254,573, which is being amortized using the interest method.

The Debentures, which mature in February 2003, are convertible, unless previously redeemed, into shares of the Company's common stock at a price of $5.00 per share, subject to anti-dilutive adjustments. Interest is payable quarterly. The Company may, on 30 days written notice, and with the approval of the underwriter of the public offering, redeem the Debentures, in whole or in part, if the closing price of the Company's common stock for the immediately preceding 30 consecutive trading days equals or exceeds $12.50 per share. The redemption price will be 105% plus accrued interest through the date of redemption.

During fiscal year ended July 31, 1998 and 1997, holders tendered $120,000 and $462,000 of the debentures for conversion into 24,000 and 92,400 common shares, respectively.

Each Warrant entitled the holder to purchase one share of common stock at a price of $15.00 per share, subject to anti-dilutive adjustments, through February 1996. The warrants expired on February 21, 1996.

NOTE F -- COMMON STOCK OPTIONS:

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

                                      1998        1997         1996

      Net Earnings
         As Reported             $1,317,886   $1,235,824   $2,334,428
         Pro Forma                1,308,962    1,214,168    1,985,024

      Basic Earnings Per Share
         As Reported                  $0.89        $0.70        $1.63
         Pro Forma                     0.89         0.69         1.34

      Diluted Earnings Per Share
         As Reported                   0.86         0.69         1.45
         Pro Forma                     0.86         0.68         1.20

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1998, 1997 and 1996: no dividend yield for all years; expected volatility of 35 percent, 56 percent and 72 percent for 1998, 1997 and 1996, respectively; risk-free interest rates of 4.7 percent, 6.2 percent and 6.6 percent for 1998, 1997 and 1996, respectively; expected lives of 10 years for all options except 5 years for options to purchase 120,000 shares granted in 1996.
The Company reserved 80,000 shares of common stock for issuance under the qualified plan. Options to purchase 50,600 of the shares have been granted, 4,000 of which were granted during fiscal year 1998. None of these options were exercised during fiscal year 1998. As of July 31, 1998, options for 50,600 shares were exercisable. These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 70,000 shares of common stock of which options to purchase 40,000 shares were outstanding and exercisable as of July 31, 1998.

Other options to purchase 140,000 shares have been granted by the Board of Directors, 124,000 of which were outstanding and exercisable as of July 31, 1998. An option to purchase 120,000 of these shares was granted to the President of the Company. The option extends through October 18, 1998 and permits the purchase of 60,000 shares at $15.00 per share and 60,000 at $30.00 per share.

A 6,000 share option granted to an employee at $5.00 per share was exercised in 1998. Options for an additional 4,000 shares at $8.4375 per share were granted during fiscal year 1996 to a principal in a former public relations firm for the Company. At July 31, 1998, the options were exercisable; however, in August 1998, the Company and the option holder agreed to terminate the option agreement in exchange for a cash payment to the option holder of $10,250. During fiscal year 1997 options for 10,000 shares were granted to another public relations firm. These options expired in February, 1998.

A summary of common stock options for the years ended July 31 follows:

                         1998            1997             1996
                   ------------------ ---------------- -----------------
                             Weighted         Weighted          Weighted
                             Average          Average           Average
                             Exercise         Exercise          Exercise
                    Shares   Price     Shares Price    Shares   Price
                   -------- ---------- ------ -------- ------- ---------
Outstanding at
 beginning of
 year              226,600   $ 15.90  211,600  $ 15.95  207,000  $ 24.25

Granted              4,000     10.63   15,000    14.75  151,000    19.30

Canceled/expired    10,000      9.38        0        0  130,000    35.05

Exercised            6,000      5.00        0         0  16,400     6.85
                   -------- -------- --------   ------- -------- --------
Outstanding
at end of year     214,600   $  9.15  226,600   $ 15.90  211,600 $ 15.95
                   ========  =======  =======   =======  ======= =======
Exercisable
at end of year      214,600           226,600            211,600
                   ========           =======            =======
Weighted average
fair value of options
granted during the year      $  3.66            $  6.90          $  3.75
                             =======            =======          =======

NOTE G -- SHAREHOLDERS' EQUITY:

On January 5, 1998, the Company completed a one for five reverse split of its common stock. All common share and per share information in the consolidated financial statements has been adjusted to reflect the reverse split on a retroactive basis.

The Company is authorized to issue 2,000,000 shares of non-voting preferred stock, no par value Series A Preferred Stock, of which 1,000,000 shares were issued and 738,000 shares were outstanding at July 31, 1997. All of these shares were issued to a director/shareholder in a conversion of debt transaction (Note G). The holder of Series A Preferred Stock was entitled to receive cumulative cash dividends out of the net profits of the Company at the rate of thirty-four cents ($0.34) per share per annum, payable monthly in equal installments within the first fifteen days of each month for the preceding month as directed by the Board of Directors of the Company. The Company had the right in its sole discretion to redeem the stock at any time at $3.40 per share. During fiscal years 1998 and 1997, the Company redeemed 738,000 and 162,000 shares for $2,546,320 and $550,800, respectively. In the event of the liquidation of the Company, the holders of the Series A Preferred Stock were entitled to receive $3.40 per share plus any unpaid cumulative and current dividends before payment to holders of shares of the Company's common stock.

NOTE H -- RELATED PARTY TRANSACTIONS:

Director and shareholder - The Company leased land, building and improvements from a director/shareholder and a leasing company owned by this director. On November 18, 1993, the Company entered into an agreement with the director/shareholder, whereby approximately $3.4 million in long-term debt (including amounts due under capital leases) was converted to 1,000,000 shares of the Company's Series A Preferred Stock. The net book value of these leased assets was $533,928 at July 31, 1997.

On October 7, 1997, the Company entered into a line of credit with a bank in the amount of $3.5 million. The balance of preferred stock in the amount of $2,546,320 was repurchased from the shareholder. This transaction enabled the Company to take clear title to land and building and improvements.

Director and shareholder - A director and shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $94,954, $76,699 and $103,180 for 1998, 1997 and 1996, respectively. The Company had accounts payable of $31,515 and $14,462 at July 31, 1998 and 1997, respectively, relating to such legal services.

President and secretary - The president and secretary of the Company who are husband and wife and are also directors of the Company, are the owners of a dealership which leases office space from and sells equipment for the Company. The agreement between the Company and the dealer is a standard agreement similar to other dealer agreements entered into by the Company.

Rent income from the dealership was $2,400, $6,800 and $7,200 for 1998, 1997 and 1996, respectively. Sales commissions of $627,816, $447,667 and $349,584 were paid to the dealership during 1998, 1997, and 1996, respectively, for assisting in effecting sales.

NOTE I -- INCOME TAXES:

The provisions for income taxes for the years ended July 31 consist of:

                                 1998           1997          1996
                             -----------   ------------   -----------
Federal:
Current (expense) benefit    $   308,000      (407,000)      (18,000)
Deferred (expense) benefit    (1,019,000)     (379,000)    1,082,000
                             ------------  ------------   ----------
                                (711,000)     (786,000)    1,064,000
                             ------------  ------------   ----------
State:
Current expense                  (47,000)            0             0
Deferred (expense) benefit       (90,000)      (33,000)       96,000
                             ------------  ------------   ----------
                                (137,000)      (33,000)       96,000
                             ------------  ------------   ----------
Total income tax
 (expense) benefit             $(848,000)    $(819,000)   $1,160,000
                             ============  ============   ==========


A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                        1998         1997         1996
                                    -----------  -----------  ------------

Net earnings before income taxes    $ 2,165,886  $ 2,054,824  $ 1,174,428
                                    ===========  ===========  ============
Expected income tax expense         $  (801,000) $  (760,000) $  (435,000)
Utilization of net operating
 loss carryforwards                           0            0      119,000
Reduction in deferred tax
asset valuation allowance                     0            0    1,480,000
Effect of non-deductible items          (19,000)     (14,000)     (11,000)
Other                                   (28,000)     (45,000)       7,000
                                    ------------  -----------  -----------
Total actual income
 tax (expense) benefit              $  (848,000)  $ (819,000)  $1,160,000
                                    ============  ===========  ===========

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

Deferred tax assets attributable to:           1998         1997
                                              -------     ---------
Property and equipment                       $185,000     $       0
Inventory valuation                           245,000       246,000
Warranty reserves                              79,000        73,000
Net operating loss carryforwards              351,000      1,812,00
Other                                          33,000         3,000
                                            ----------    ---------
      Deferred tax assets                     893,000     2,134,000
                                            ----------    ----------

Deferred tax liability attributable to:
 property and equipment                             0       132,000
                                            ---------    ----------
 Net deferred tax assets                    $ 893,000    $2,002,000
                                            =========    ==========

At July 31, 1998, the Company had the following carryforwards for tax purposes:

Net operating loss carryforwards expiring in 2008 and 2009    $529,000
General business credits expiring in 1998 - 2001              $ 14,000

The amount of such loss carryforwards and other credits available for utilization in any future year could be limited in the event of a change in ownership as defined by income tax laws. Based upon the level of historical taxable income and anticipated future taxable income, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

NOTE J -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consist of:

                                               1998         1997
                                            ---------      --------
Property taxes                              $  79,282      $ 66,138
Income taxes                                   14,002       387,000
Accrued warranties                            212,339       196,777
Other                                         246,443       378,590
                                            ---------    ----------
                                             $552,066    $1,028,505
                                            =========    ==========

Cash Flow Information:

The  Company paid cash for interest in the amount of $200,319,  $69,739 and $146,810 during 1998, 1997 and 1996, respectively. The Company paid cash for income taxes in the amount of $77,024, $30,000 and $9,000 during 1998, 1997 and 1996, respectively.

Non-cash Investing and Financing Activities:

During 1998 and 1997, bonds with face values of $120,000 and $462,000, respectively, were converted to 24,000 and 92,400 shares of common stock.

NOTE K -- PENSION AND PROFIT SHARING PLAN:

The Company has a deferred income 40l(k) savings plan for its employees. The Company makes a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8% of employees' salaries.

Pension expense for 1998, 1997 and 1996 amounted to $48,759, $35,840 and $19,274, respectively. The Company also has a management profit sharing plan. Profit sharing expense amounted to $603,978, $647,407 and $384,390 for 1998, 1997 and 1996, respectively.

To The Shareholders and Board of Directors
Thermwood Corporation:

We consent to incorporation by reference in the registration statements (No. 33-83742, 33-83744, 33-83746 and 33-83748) on Form S-8 of Thermwood
Corporation of our report dated September 4, 1998 relating to the consolidated balance sheets of Thermwood Corporation and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998, which report appears in the July 31, 1998 annual report on Form 10-K of Thermwood Corporation.


KPMG Peat Marwick LLP
Indianapolis, Indiana
October 28, 1998