Form 10QSB
period 1998-10-31
THERMWOOD CORP
filed 1998-12-15
CIK 732240

2

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended October 31, 1998
                                    OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to

                     Commission File Number:  0-12195

                                      THERMWOOD CORPORATION
    (Exact name of small business issuer as specified in its charter)

INDIANA                                                       35-1169185
 (State  or  other jurisdiction of                         (I.R.S.Employer
   incorporation  or organization)                       Identification No.)

                    P. O. Box 436, Dale, Indiana    47523
                 (Address of principal executive offices)

Issuer's telephone number, including area code:   (812) 937-4476

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Outstanding at October 31, 1998                        Class
1,444,709 Shares                              Common Stock, no par value


          Transitional Small Business Format (check one);  Yes        No  X
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                            THERMWOOD CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                        Three Months Ended October 31
                                            1998           1997

  SALES
     Machine sales                        $5,097,403    $3,800,378
     Technical sales                       1,349,210     1,736,344
                                           6,446,613     5,536,722
                                          -----------   -----------
     Less commissions                        821,391       732,027
                                          -----------   -----------
  NET SALES                                5,625,222     4,804,695
                                          -----------   -----------
  COST OF SALES
     Machine sales                         2,618,678     2,032,923
     Technical sales                         617,156       728,920
                                          -----------   -----------
                                           3,235,834     2,761,843
                                          -----------   -----------
  GROSS PROFIT                             2,389,388     2,042,852
                                          -----------   -----------
  RESEARCH AND DEVELOPMENT, MARKETING,
   ADMINISTRATIVE AND GENERAL EXPENSES     1,928,098     1,468,373
                                          -----------   -----------
  OPERATING PROFIT                           461,290       574,479
                                          -----------   -----------

     Interest expense                       (56,921)      (25,445)
     Other income (expense)                    6,352         8,631
                                          -----------   -----------
       Net other income (expense)           (50,569)      (16,814)
                                          -----------   -----------
  EARNINGS BEFORE INCOME TAXES               410,721       557,665
     Income taxes                            192,026       202,626
                                          -----------   -----------
  NET EARNINGS                              $218,695      $355,039
                                          ===========   ===========
  Earnings per share:
     Basic                                      0.15          0.22
     Diluted                                    0.15          0.21

  Weighted average number of shares:
     Basic                                 1,440,976     1,408,909
     Diluted                               1,481,327     1,535,474

 See notes to condensed consolidated financial statements.

                             THERMWOOD CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                         October 31       July 31
                                             1998           1998
                                         ------------   ------------
  ASSETS
  Current Assets
     Cash                                   $184,111      $115,937
     Accounts receivable                   2,046,924     1,673,826
     Inventories                           5,630,985     5,359,182
     Deferred income taxes                   694,000       694,000
     Prepaid expenses                        561,520       491,209
                                          -----------   -----------
       Total Current Assets                9,117,540     8,334,154
                                          -----------   -----------
  Property and Equipment (net of
  accumulated depreciation)                2,626,376     2,647,490
                                          -----------   -----------
  Other Assets
     Patents, trademarks and other           137,721       139,933
     Bond issuance costs net of
       accumulated amortization                2,677         4,089
     Deferred income taxes                   199,000       199,000
                                         ------------  ------------
       Total Other Assets                    339,398       343,022
                                         ------------  ------------
         Total Assets                    $12,083,314   $11,324,666
                                         ============  ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
   Accounts payable                        1,613,400     1,136,896
   Accrued liabilities                     1,007,301     1,050,290
   Customer deposits                         924,591       816,315
   Current portion of long-term liabilities    4,632         6,195
                                         ------------  ------------
       Total Current Liabilities           3,549,925     3,009,696
                                         ------------  ------------
  Long-term Liabilities - less current portion
   Note payable to bank                    2,196,320     2,196,320
   Bonds payable, net of
     unamortized discount                    106,159       170,550
                                         ------------  ------------
       Total Long-term Liabilities         2,302,479     2,366,870
                                         ------------  ------------
  Shareholders' Equity
    Common stock, no par value,
     4,000,000 shares authorized
     1,444,709 and 1,431,109 shares
     issued and outstanding at
     October 31, 1998 and
     July 31, 1998, respectively          10,806,394    10,742,636
     Accumulated deficit                  (4,539,859)   (4,758,911)
                                         ------------  ------------
                                           6,266,535     5,983,725
     Less subscriptions receivable            35,625        35,625
                                        -------------  ------------
       Total Shareholders' Equity          6,230,910     5,948,100
                                        -------------  ------------
  Total Liabilities and
     Shareholders' Equity                $12,083,314   $11,324,666
                                        =============  ============

 See notes to condensed consolidated financial statements.

                           THERMWOOD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Three Months Ended
                                                October 31
                                            1998           1997
                                          -----------  ------------
  Cash Flows From Operating Activities:
  Net earnings                             $218,695     $355,039

  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization          103,570      103,619
     Amortization of bond discount            1,137        2,601
     Changes in operating assets
      and liabilities
       Accounts receivable                 (373,098)    (121,480)
       Inventories                         (271,803)    (249,689)
       Prepaid expenses and other assets    (70,311)     (12,078)
       Accounts payable and other
        accrued expenses                    433,515      (50,925)
       Customer deposits                    108,276     (108,625)
                                          ----------  -----------
  Net cash provided (used) by
    operating activities                    149,981      (81,538)
                                          ----------  -----------
  Cash Flows From Investing Activities:
     Purchases of property and equipment    (80,244)     (60,492)
                                          ----------  -----------
  Net cash used by investing activities     (80,244)     (60,492)
                                          ----------  -----------
  Cash Flows From Financing Activities:
     Principal payments on notes
      payable, lease obligations and
      long-term debt                         (1,563)     (13,673)
     Note payable at bank                         0    2,546,320
     Redemption of preferred stock                0   (2,546,320)
     Payment of dividends on preferred stock      0      (42,190)
     Payment received for
      subscriptions receivable                    0       21,550
                                         -----------  -----------
  Net cash used by financing activities      (1,563)     (34,313)
                                         -----------  -----------
  Decrease in cash                           68,174    (176,343)
  Cash, beginning of period                 115,937      512,480
                                         -----------  -----------
  Cash, end of period                      $184,111     $336,137
                                         ===========  ===========
  ADDITIONAL INFORMATION:
  Interest paid                             $54,588       $8,970
                                         ===========  ===========
  Conversion of bonds payable,
    net of unamortized discount             $64,391      $82,000
                                         ===========  ===========
  Subscriptions receivable for
    common stock issued                          $0       $3,200
                                         ===========  ===========
  See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS:

Note A - Basis of Presentation
______________________________

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form l0-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-K for the year ended July 31, 1998 and Form 10-Q for the quarter ended October 31, 1997

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                            October 31     July 31
Components of inventory:       1998          1998
                           ------------  ------------

   Raw material             $3,246,166    $3,166,526
   Work in process           1,593,059     1,541,258
   Finished goods              791,760       651,398
                           ------------   -----------
Total                       $5,630,985    $5,359,182
                           ============   ===========

Note C - Reclassifications
__________________________

Certain amounts presented in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


Note D - Earnings per Share
___________________________

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," which requires companies to present basic and diluted earnings per share. A reconciliation of the numerator and denominator for the basic and diluted earnings per share calculation follows:

                                         Three Months Ended October 31
                                        1998                 1997
                                   Basic    Diluted      Basic       Diluted
                                  -------- ---------   ----------  -----------
Earnings:
Net earnings                      $218,695   $218,695    $355,039   $355,039
Less preferred stock dividend            0          0     (43,255)   (43,255)
Add interest expense on
 convertible bonds payable               0      3,840           0      7,500
Add amortization of bond discount
 and issuance costs                      0      1,495           0      7,286
Income  tax effects of earnings
 adjustments                        (2,134)         0      (5,471)         0
                                 ----------  ---------  ---------  ---------
Total earnings                    $218,695   $221,896    $311,784   $321,099
                                 ========== =========   =========  =========
Weighted average shares
 outstanding                     1,440,976  1,440,976   1,408,909  1,408,909
Incremental shares from assumed:
Exercise   of   diluted   stock
options                                  0     17,751           0     82,765
Conversion of convertible bonds          0     22,600           0     43,800
                                 ---------- ----------  ---------- ----------
Total weighted average shares    1,440,976  1,481,327   1,408,909  1,535,474
                                 ========== ==========  ========== ==========
Earnings per share                   $0.15      $0.15       $0.22      $0.21
                                  ========= ==========  ========== ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere herein and in the Company's Annual Report on form 10-K, including, without limitation, the sections:
"Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Results of Operations

Net sales for the quarter ended October 31, 1998 were $5,625,222, an increase of 17% over the same quarter of the previous year. Gross profit for the current quarter was $2,389,388, an increase of 17% over the first quarter last year. Cost of sales as a percentage of net sales was 57.52%, approximately the same as for the first quarter of last year.

Research and development, marketing, administrative and general expenses were $1,928,098 compared with $1,468,373 for the first quarter of fiscal 1998 and were the primary reason for the reduced operating profit of $461,290 compared to $574,479 for the same period in fiscal year 1998. The 31% increase resulted in a 20% decrease in operating profit. Research and development, marketing, administrative and general expenses were 34% of net sales for the quarter ended October 31, 1998 compared to 31% for the same period of fiscal 1998. Expenses for the first quarter of fiscal 1999 were at a higher level as a percentage of sales as a result of increased European expenses, marketing expenses and salary increases. Legal and professional fees were also higher due to the attempted stock reverse split.

Interest expense in the first quarter of fiscal year 1999 was $56,921, an increase of approximately $31,000 from last year. This higher level is due to interest on a $2,500,000 loan which was effected in October, 1997.

Earnings from continuing operations before income taxes in the first quarter of fiscal year 1999 were $410,721 compared to $557,665 in the first quarter of fiscal year 1998, or a decrease of approximately 26%. Federal income taxes were accrued in the amount of $192,026, lowering earnings to a net of $218,695 compared to $355,039 in the first quarter of fiscal 1998.

Liquidity and Capital Resources

At October 31, 1998 the Company's working capital was $5,567,615 compared to $5,324,458 at July 31, 1998. This increase was due to cash generated from operations. Current backlog is approximately $2,521,000 or $500,000 lower than the $3,029,000 backlog at July 31,
1998. Management anticipates that orders will continue at this level; however, no assurances can be made.

Shareholders' equity increased from $5,948,100 at July 31, 1998 to $6,230,910 in the three-month period ended October 31, 1998. A total of 13,600 shares of common stock at a price of $5 per share were converted from the 12% debenture bonds during the quarter ended October 31, 1998 for an increase to shareholders' equity in the amount of $63,758, net of discount and issuance costs.

During the second quarter of fiscal year 1999, the Company plans to file a registration statement with the Securities and Exchange Commission to offer 15-year Debentures to the Company's shareholders in exchange for Company common stock. The Company anticipates that the exchange ratio will be approximately $11 in principal amount of debenture for every share of Company common stock tendered. The
details of this plan are not final and are subject to change.    The
Company anticipates that it will fund the costs of conducting the offering from its cash reserves, operating revenues and its existing line of credit.The Company has a one-year $3,500,000 revolving secured line of credit (the "line") with DuBois County Bank that expired in October 1998, but has been extended through January 1, 2001. The outstanding balance on the line bears interest at a variable rate equal to the Money Market Prime index. Interest is payable monthly. Principal and all unpaid and accrued interest is due and payable on January 1, 2001. Management anticipates, but cannot assure, that, at the end of term, the Company and Bank will enter into a new line and transfers any outstanding loan balance to the new line. The line is secured by the Company's assets. In the event of a default, as defined in the line, the Bank has the right to accelerate payments under the line and possess and sell the collateral. Events of default under the line include: (i) failure of the Company to make any payments under the line when due; (ii) failure of the Company to comply with conditions in the line; (iii) false or misleading representations by the Company in the line; (iv) the insolvency of the Company or certain other events related to insolvency or bankruptcy; and (v) materially adverse changes in the Company's financial condition. As of November 30, 1998, the Company's outstanding principal balance under the line was approximately $2,196,320.

Year 2000 Issues.

Many currently installed computer systems and software products use two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to track inventory, issue purchase orders, write checks or engage in similar normal business activities.

During the fiscal year ended July 31, 1998, we began a risk evaluation of potential Year 2000 issues and formed a Year 2000 Committee which consists of the Chief Executive Officer, Vice-President of Engineering, Information Systems Manager and two other employees. The committee's purpose is to assess all risks, analyze current systems, coordinate upgrades and replacements and report the current and projected status of all known Year 2000 compliance issues.

During the assessment phase, we identified computer-related systems and software vendors. In the first quarter of fiscal 1999, we began corresponding with the vendors that have not supplied Year 2000 statements requesting the Year 2000 compliance status of their products. Responses received to date have not indicated that there will be problems. We know of alternative vendors should our current vendors fail to perform due to Year 2000 problems; however, use of some of these vendors would be inconvenient. Moreover, we have not contacted these alternate vendors to determine whether they are Year 2000 compliant.

We know of one mission-critical system that is not Year 2000 compliant. This system has a Year 2000 certified replacement product; however, implementation of this replacement product would require us to re-input all current data. Since we are going to be required to input current data, we have decided to purchase a different system that is Year 2000 compliant and, in our judgment, superior to the current system that we are using. We anticipate that the new system will arrive during the second quarter of fiscal 1999, at which time we will begin to input current data. We are currently installing upgrades to the non-mission critical systems and should complete the upgrade by the end of the second quarter of fiscal 1999.

We estimate that the replacement or remedial costs for our Year 2000 compliance issues will be less than $150,000 and will consist of software and hardware upgrades that include new features which are combined with Year 2000 corrections. These costs will be expensed as incurred or capitalized and depreciated, as appropriate.

We have tested the machine control systems and related computer software, which we sell and we believe that such equipment is Year 2000 compliant.

We estimate that the worst case Year 2000 issue scenario would be that the current software vendor would be unable to deliver upgrades; and at that point, we would look to alternative vendors. We have not established a formal contingency plan should we fail to become Year 2000 compliant. However, we will continue to evaluate our status and will plan additional activity as it becomes necessary.
                          THERMWOOD CORPORATION
                         FORM 10-QSB
                            10/31/98

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

None.

ITEM 2.  CHANGES IN SECURITIES:

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

a.  None.

b.  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.


ITEM 5.  OTHER INFORMATION:

A total of $68,000 of 12% convertible debentures was converted to 13,600 common shares at a price of $5 per share during the quarter ended October 31, 1998.

During the second quarter of fiscal year 1999, the Company plans to file a registration statement with the Securities and Exchange Commission to offer 15-year Debentures to the Company's shareholders in exchange for Company common stock. The Company anticipates that the exchange ratio will be approximately $11 in principal amount of debenture for every share of Company common stock tendered. The details of this plan are not final and are subject to change. The planned exchange offering will be made only by means of a prospectus that is filed with the Securities and Exchange Commission as part of a registration statement and only if and when that registration statement is declared effective by the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     Form 8-K filed with the Commission on  August 19, 1998.     Item 5.
     Form 8-K filed with the Commission on October 16, 1998.     Item 5.
                                             SIGNATURES
                                             ____________

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THERMWOOD CORPORATION
                    _____________________
                    (Registrant)



    Date    December 14, 1998          By__/s/ Kenneth J. Susnjara
                                               ___________________
                                               Kenneth J. Susnjara
                                        President (Principal Executive Officer)



    Date    December 14, 1998         By___/s/ Rebecca F. Fuller
                                               __________________
                                               Rebecca F. Fuller
                                        Treasurer (Principal Financial Officer)