Form 10QSB
period 1999-01-31
THERMWOOD CORP
filed 1999-03-17
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549





                             Form 10-QSB


___________________________________________________________________

        Quarterly Report Pursuant To Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934



For quarter ended January 31, 1999     Commission file number 0-12195


                         THERMWOOD CORPORATION
________________________________________________________________________
       (Exact name of Registrant as specified in its charter)


      INDIANA                                        35-1169185
_______________________________           ______________________________
(State or other jurisdiction of                 (I.R.S.  Employer
 incorporation or organization)                 Identification No.)



  P. O. Box 436, Dale, Indiana                         47523
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


Common Stock, no par value, 1,444,709 shares outstanding as of January 31, 1999



                            THERMWOOD CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
 Item 1.
                                  Three Months Ended     Six Months Ended
                                      January 31             January 31
                                    1999       1998        1999        1998
                                 ----------  ---------  ----------  ----------
Sales
     Machine sales               $4,472,476  4,900,718   9,569,879   9,467,688
     Technical sales              1,211,429    889,847   2,560,639   1,859,598
                                 ----------  ---------   ---------  ---------
                                  5,683,905  5,790,565  12,130,519  11,327,286
     Less commissions               646,275    737,053   1,467,666   1,469,080
                                 ----------  ---------  ----------  ----------
Net sales                         5,037,630  5,053,512  10,662,852   9,858,206
                                 ----------  ---------  ----------  ----------
Cost of sales
     Machine sales                2,552,036  2,696,518   5,170,714   4,894,515
     Technical sales                559,003    506,910   1,176,159   1,070,755
                                  ---------  ---------  ----------  ----------
Total cost of sales               3,111,039  3,203,428   6,346,873   5,965,270

     Gross profit                 1,926,591  1,850,084   4,315,980   3,892,936
                                  ---------  ---------  ----------  ----------
Research and development,
 marketing, administrative
 and general expenses             1,716,108  1,395,246   3,644,206   2,863,620
                                  ---------  ---------  ----------  ----------
     Operating income               210,483    454,838     671,773   1,029,316
                                  ---------  ---------  ----------  ----------
Other income (expense):
     Interest expense               (71,581)   (61,814)   (128,502)    (87,259)
     Other                           12,499     (7,393)     18,851       1,238
                                  ---------  ---------  ----------  ----------
     Other expense, net             (59,082)   (69,207)   (109,652)    (86,021)
                                  ---------  ---------  ----------  ----------
Earnings before income taxes        151,401    385,631     562,122     943,295
Income tax expense                  116,420    171,742     308,446     374,367
                                  ---------  ---------  ----------  ----------
     Net earnings                 $  34,981   $213,889    $253,676    $568,928
                                  =========  =========  ==========  ==========
Earnings per  share:
     Basic                             $.02       .15        .18       .37
     Diluted                            .02       .14        .18       .35

Weighted average number of shares
     Basic                        1,444,709  1,426,576  1,442,842  1,416,576
     Diluted                      1,457,640  1,529,139  1,478,373  1,519,139

See accompanying notes to consolidated financial statements.



                            THERMWOOD CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
Item 1.    (Continued)

                                                  January 31    July 31
                                                    1999         1998
                   Assets                       ------------ ------------
Current Assets

 Cash                                            $  192,055   $   15,937
 Accounts receivable                              1,647,175    1,673,826
 Inventories                                      5,393,946    5,359,182
 Deferred income taxes                              694,000      694,000
 Prepaid expenses                                   566,258      491,209
                                                  ----------  -----------
        Total Current Assets                      8,493,434    8,334,154
                                                ------------ ------------
Property and Equipment (net of accumulated
 depreciation)                                    2,644,794    2,647,490
                                                ------------ ------------
Other Assets
 Patents, trademarks and other                      131,071      139,933
 Bond issuance costs net of accumulated amortization  2,502        4,089
 Deferred income taxes                              199,000      199,000
                                                ------------ ------------
         Total Other Assets                         332,573      343,022
                                                ------------ ------------
Total Assets                                    $11,470,801  $11,324,666
                                                ============ ============
Liabilities and Shareholders' Equity
Current Liabilities

 Accounts payable                                 1,547,124    1,136,896
 Accrued compensation and payroll taxes             341,224      498,224
 Customer deposits                                  512,084      816,315
 Other accrued liabilities                          498,709      556,066
 Current portion of capital lease obligations         2,850        6,195
                                                 -----------  -----------
        Total Current Liabilities                 2,901,991    3,009,696
                                                 -----------  -----------
Long-term Liabilities, less current portion
 Note payable to bank                             2,196,320    2,196,320
 Bonds payable, net of unamortized discount         106,603      170,550
                                                 -----------  -----------
        Total Long-term Liabilities               2,302,923    2,366,870
                                                 -----------  -----------
Shareholders' Equity
 Common stock, no par value, 4,000,000
  shares authorized, authorizedauthorized,
  1,444,709 and 1,431,109 shares issued
  and outstanding at January 31, 1999 and July 31,
  1998, respectively                             10,806,390   10,742,636
 Accumulated deficit                             (4,504,878)  (4,758,911)
                                                 -----------  -----------
                                                  6,301,512    5,983,725
     Less subscriptions receivable                   35,625       35,625
                                                ------------  -----------
         Total Shareholders' Equity               6,265,887    5,948,100

Total Liabilities and Shareholders' Equity      $11,470,801  $11,324,666
                                                ============ ============

See accompanying notes to consolidated financial statements.

                     THERMWOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
Item 1. (Continued)
                                                  Six Months Ended January 31
                                                        1999         1998
Cash Flows From Operating Activities:             ---------------------------
Net earnings                                       $  253,676   $  568,928
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Depreciation and amortization                      199,065      173,554
   Amortization of bond discount                        1,749        1,227
   Changes in operating assets and liabilities:
    Accounts receivable                                26,651     (404,638)
    Inventories                                       (34,764)  (1,086,473)
    Prepaid expenses and other assets                 (75,049)     (33,630)
    Accounts payable and other accrued expenses       199,871      (14,448)
    Customer deposits                                (304,231)     423,140
                                                    ----------  -----------
   Net cash provided (used) by operating activities   266,969     (372,340)

Cash Flows From Investing Activities:
   Purchases of patents, property and equipment      (187,505)    (146,575)
                                                    ----------  -----------
   Net cash used by investing activities             (187,505)    (146,575)

Cash Flows From Financing Activities:
   Principal payments on lease obligations             (3,345)      (1,234)
   Note payable at bank                                  0       2,646,320
   Redemption of preferred stock                         0      (2,546,320)
   Proceeds from subscriptions receivable                0          21,550
   Payment of dividends on preferred stock               0         (43,256)
                                                   -----------  -----------
Net cash provided (used) by financing activities       (3,345)      77,060
                                                   -----------  -----------
Increase (decrease) in cash                            76,118     (441,855)
Cash at beginning of period                           115,937      512,480
                                                   ----------   -----------
Cash at end of period                              $  192,055   $   70,625
                                                   ===========  ===========
ADDITIONAL INFORMATION
Interest paid                                      $  121,312   $   72,088
                                                   ===========  ===========
Conversion of bonds payable, net of
  unamortized discount                             $   63,754   $  108,351
                                                   ===========  ===========
Subscriptions receivable for common stock issued   $     0      $   30,000
                                                   ===========  ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
______________________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-K for the year ended July 31, 1998 and Form 10-QSB for the quarter ended October 31, 1998 and Form 10-Q for the quarter ended January 31, 1998.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended
July 31, 1999.

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                    January 31       July 31
Components of inventories:             1999            1998
                                    -----------    -----------
   Raw material                     $2,959,742     $3,166,526
   Work in process                   1,589,129      1,541,258
   Finished goods                      845,075        651,398
                                    -----------    -----------
Total                               $5,393,946     $5,359,182
                                    ===========    ===========

Note C - Earnings per Share
____________________________

Effective January 31, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share (FAS 128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities.
Earnings per share for the three-month and six-month periods ended January 31, 1999 and 1998 were determined as follows:

                                         Three-Months Ended January 31
                                           1999                  1998
                                     ------------------  ---------------------
                                     Basic     Diluted     Basic     Diluted
Earnings:                            -------  ---------  ---------  ----------
Net earnings                         $34,981   $34,981    $213,889   $213,889
Add interest expense on
 convertible bonds payable              0          0          0         6,045
Add amortization of bond
 discount and issuance costs            0          0          0         1,155
Income tax effects of earnings
 adjustments                            0          0          0        (2,664)
                                    ---------  --------  ---------  ----------
Total earnings                       $34,981   $34,981    $213,889    $218,425
                                    =========  ========  =========  ==========
Weighted average shares
 outstanding                       1,444,709 1,444,709   1,426,576   1,426,576
Incremental shares from assumed:
 Exercise of diluted stock options       0      12,931         0        66,363
 Conversion of convertible bonds         0         0           0        36,200
Total weighted average shares      1,444,709 1,457,640   1,426,576   1,529,139
                                   ========= =========  ==========  ==========
Earnings per share                    $0.02     $0.02      $0.15       $0.14


                                            Six -Months Ended January 31
                                             1999                  1998
                                   ----------------------  --------------------
                                       Basic     Diluted     Basic     Diluted
Earnings:                          ---------- -----------  --------- ----------
Net earnings                         $253,676   $253,676   $568,928   $568,928
Less preferred stock dividend             0          0       43,256     43,256
Add interest expense on
 convertible bonds payable                0          0          0       14,020
Add amortization of bond
 discount and issuance costs              0          0          0        1,227
Income tax effects of earnings
 adjustments                              0          0          0       (5,641)
                                  ----------- ----------- ---------- ----------
Total earnings                       $253,676   $253,676   $525,672   $535,278
                                  =========== =========== ========== ==========
Weighted average shares outstanding 1,442,842  1,442,842  1,416,576  1,416,576
                                  =========== =========== ========== ==========
Incremental shares from assumed:
 Exercise of diluted stock options        0       12,931        0       66,363
 Conversion of convertible bonds          0          0          0       36,200

Total weighted average shares       1,442,842  1,455,773  1,416,576  1,519,139
                                  =========== ==========  ========= ==========
Earnings per share                     $0.18      $0.18      $0.37      $0.35

For the three months and six months ended January 31, 1999, the convertible bonds were anti-dilutive and were not included in the determination of earnings per share.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we explain the financial condition and results of operations of Thermwood and its subsidiaries for the three-month and six-month periods ended January 31, 1999 and 1998.

Forward-Looking Statements
--------------------------
     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere herein and in the Company's Annual Report on form 10-K, including, without limitation, the sections: "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Results of Operations
---------------------
     In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

Quarter ended January 31, 1999 compared to Quarter ended January 31, 1998
-------------------------------------------------------------------------
Sales
-----
     Net sales for the quarter ended January 31, 1999 were $5,037,630, a decrease of approximately $16,000 compared to second quarter net sales in fiscal 1998 and a decrease of approximately
$590,000, or approximately 10% from the first quarter of fiscal year 1999. The decrease for the quarter was due primarily to decreased orders and shipments of product. Gross profit for the quarter ended January 31, 1999 was $1,926,591, an increase of 4% over the quarter ended January 31, 1998 and a decrease of 19% from the quarter ended October 31, 1998. During the quarter ended
January 31, 1999, cost of sales as a percentage of net sales was 61.8%, compared to 63.4% at the quarter ended January 31, 1998 and 57.5% for the quarter ended October 31, 1998. The lower cost of sales percentage in the first quarter compared to the second quarter and the second quarter of fiscal 1998 was due to the sale during those prior quarters of a larger percentage of machines that have individual higher margins.

Research and Development, Marketing, Administrative and General Expenses
------------------------------------------------------------------------
     Research and development, marketing, administrative and general expenses were $1,716,108 during the quarter ended January
31, 1999 compared with $1,395,246 for the quarter ended January 31, 1998 and $1,928,098 during the first quarter of the current fiscal year. These expenses were the primary reason for the reduced operating profit of $210,483 compared to $454,838 for the same period in fiscal year 1998 and $461,290 in the first quarter of fiscal 1999. Part of the $211,000 decrease in operating expenses from the first quarter of fiscal 1999 was a decrease of approximately $132,000 in European expenses. The Vienna office was closed and no longer had expenses during the second quarter of fiscal 1999, along with a general cut in expenses which will be accelerated during the remaining six months of fiscal 1999.
Research and development, marketing, general and administrative expenses were 34% of net sales for the quarter ended January 31, 1999 compared to 28% for the quarter ended January 31, 1998.

Six months ended January 31, 1999 compared to Six months ended January 31, 1998
-------------------------------------------------------------------------------
Sales
-----
     Net sales for the first six months of the current fiscal year were $10,662,852, an increase of approximately $805,000, or 8%, from the same period last year. Backlog decreased from approximately $2,521,000 at October 31, 1998 and $3,029,000 at July
31, 1998 to $1,910,000 at January 31, 1999. Cost of sales as a percentage of net sales for the six months ended January 31, 1999 was approximately 59.5% compared to 60.5% for the six months ended
January 31, 1998.

Research and Development, Marketing, Administrative and General Expenses
------------------------------------------------------------------------
     Research and development, marketing, administrative and general expenses in the six months ended January 31, 1999 increased approximately $780,000, or approximately 27% from the six months ended January 31, 1998. This resulted in operating profit for the six months ended January 31, 1999 lowering to $671,773 compared to $1,029,316 for the six months ended January 31, 1998. The increase in research and development, marketing, administrative and general expenses resulted in a 35% decrease in operating profit for the comparative six months periods. Research and development, marketing, general and administrative expenses were 34% of net sales for the six months ended January 31, 1999 compared to 29% for the six-month period ended January 31, 1998.

     For the six months these expenses increased as a result of the following:

                                        Percentage
                                        of Increase
                                        -----------
     European Operations                      17%
     Research and Development                 20%
     Marketing                                48%
     General and Administrative               15%

European Operations.   Expenses related to European operations were
$549,000 in the six months ended January 31, 1999 compared to $420,000 the six months ended January 31, 1998. This $129,000 increase was due primarily to increased marketing efforts and the hiring of additional personnel. However, European expenses began a decline in the second quarter of fiscal 1999 and decreased approximately $132,000 from the first quarter.

Research and Development Expenses. Research and development expenses were $298,000 for the six months ended January 31, 1999 compared to $141,000 in the six months ended January 31, 1998. This $157,000 increase was due primarily to increased salaries and benefits and the purchase of experimental parts and supplies.

Marketing Expenses. Marketing expenses were $1,502,000 for the six months ended January 31, 1999 compared to $1,130,000 for the six months ended January 31, 1998. This $372,000 increase was due primarily to trade show expenses and advertising costs.

General and Administrative Expenses. General and Administrative expenses were $1,289,000 in the six months ended January 31, 1999 compared to $1,172,000 in the six months ended January 31, 1998. This $117,000 increase was due primarily to increased legal and professional fees.


Interest Expense
----------------
     Interest expense in the quarter ended January 31, 1999 was $71,581, an increase of approximately $10,000 from the quarter ended January 31, 1998. Interest expense for the six months ended January 31, 1999 was $128,502 compared with $87,259 for the six months ended January 31, 1998. This increase was due to interest on approximately $2,200,000 of a $3,500,000 line of credit which began late in the first quarter of fiscal year 1998. See also "Liquidity and Capital Resources".

Operating Income
----------------
     Earnings from operations before income taxes in the quarter ended January 31, 1999 were $151,401 compared to $385,631 in the quarter ended January 31, 1998, a decrease of approximately 61%. Earnings from operations were $562,122 for the six months ended January 31, 1999 compared to $943,295 for the six months ended January 31, 1998, a decrease of approximately 40%. Federal income taxes were accrued in the amount of $116,420 and $308,446 for the quarter ended and the six months ended, respectively, January 31, 1999. Accrued taxes lowered earnings to a net of $34,981 and $213,889 for the quarters ended January 31, 1999 and 1998, respectively and $253,676 compared to $568,928 for the six months ended January 31, 1999 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------
     At January 31, 1999, our working capital was $5,591,443 as compared to $5,567,615 at October 31, 1998 and $5,324,458 at July
31, 1998.   The increase in working capital from July 31, 1998 and
October 31, 1998 was due to cash generated from operations.

     At January 31, 1999, inventories increased approximately $35,000 as compared to July 31, 1998. No increased in-house processing of components was planned during this period because of the slowdown of orders. Accounts receivable also decreased slightly from July 31, 1998 primarily due to lower sales in the second quarter compared to October 31, 1998. Cash increased approximately $76,000, primarily from collections on accounts receivable.

     During the second six months of 1999, the company had a positive cash flow from operations of $266,969. Net earnings of $253,676 plus depreciation and amortization of $199,065 contributed to the positive cash flow for the six months. Cash used by operating activities during this six months was approximately $35,000 for increased inventories. A decrease in customer deposits of approximately $304,000 also occurred because of the slowdown in orders from July 31, 1998.

     Expenditures for fixed assets during the first quarter of fiscal 1999 consisted of normal replacements and purchases of labor saving equipment for production. We anticipate that expenditures for the remainder of the 1999 fiscal year will be consistent with expenditures during the first half of fiscal 1999.

     Shareholders' equity increased from $5,948,100 at July 31, 1998 to $6,265,887 at January 31, 1999. A total of 13,600 shares of common stock at a price of $5.00 per share were converted from the outstanding convertible debentures during the six months ended January 31, 1999 for an increase to shareholders' equity in the amount of $63,947, net of discount and issuance costs. During the first six months of fiscal 1998, a total of 24,000 shares of common stock were issued upon conversion of the 12% debentures for an increase to shareholders' equity in the amount of $106,926 net of discount and issuance costs.

     We have a $3,500,000 revolving secured line of credit with DuBois County Bank that expires on January 1, 2000. We entered into this line of credit in October 1997 and used proceeds from this line to redeem our preferred stock from Edgar Mulzer. The outstanding balance on this credit line bears interest at a variable rate equal to the money market prime index. Interest is payable monthly. Principal and all unpaid and accrued interest is due and payable on January 1, 2000. We anticipate, but cannot assure, that, at the end of the term, we will enter into a new credit line with the bank and transfer any outstanding loan balance to the new credit line. The credit line is secured by our assets. In the event of a default, as defined in the credit line, the bank has the right to accelerate payments under the credit line and take possession and sell the collateral.

     As of January 31, 1999, our outstanding principal balance under the credit line was approximately $2,196,320.

Year 2000 Issues.
-----------------
     Our failure to adequately prepare our computers and software to be year 2000 compliant could disrupt our business and materially and adversely affect our operations. Many currently installed computer systems and software products use two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to track inventory, issue purchase orders, write checks or engage in similar normal business activities.

     During the fiscal year ended July 31, 1998, we began a risk evaluation of potential Year 2000 issues and formed a Year 2000 Committee which consists of the Chief Executive Officer, Vice-President of Engineering, Information Systems Manager and two other employees. The committee's purpose is to assess all risks, analyze current systems, including all information technology and non-information technology systems, coordinate upgrades and replacements and report the current and projected status of all known Year 2000 compliance issues.

     During the assessment phase, we identified computer-related systems and software vendors with potential Year 2000 problems. In the first quarter of fiscal 1999, we began corresponding with the vendors that had not supplied Year 2000 statements, requesting the
Year 2000 compliance status of their products.   Responses received
to date from vendors have not indicated any Year 2000 problems. We know of alternative vendors should our current vendors fail to perform due to Year 2000 problems; however, use of some of these
vendors would be inconvenient and could be costly.   Moreover, we
have not contacted these alternate vendors to determine whether they are Year 2000 compliant.

     As a precaution, we plan to stock up additional inventory from our non-U.S. vendors prior to the beginning of the year 2000.

     We know of one mission-critical system, the inventory shop floor control software, that is not Year 2000 compliant. This software tracks incoming orders, inventory levels, material requirements planning, shop floor control, labor tracking, shipping and administrative and financial tracking functions. Although, this system has a Year 2000 certified replacement product, implementation of this replacement product would require us to re-input all current data. As a result, we have decided to purchase a different system that is Year 2000 compliant and, in our judgment, superior to the current system we are using. We anticipate that the new system will be installed during the fourth quarter of fiscal 1999, at which time we will begin to input current data. We are currently installing upgrades to the non-mission critical systems and should complete the upgrades by the beginning of July 1999.

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

     We estimate that the worst case Year 2000 issue scenario would occur if the new inventory shop floor control software is not Year 2000 compliant. At that point, we would look to alternative vendors. We believe that there are a number of alternate vendors that claim to have year 2000 compliant software. In the event that we are unable to integrate year 2000 compliant software from any of these vendors, we would be forced to hire additional staff and return to manual methods of tracking inventory and purchasing raw materials. We believe that we could implement this contingency plan within a short period of time. However, until such time as this contingency plan took effect, our ability to manufacture might be materially disrupted. In addition, during the time that we were required to operate under this plan, our results of operations would be adversely affected primarily due to the resulting

       ...increased administrative expense, and
       ...higher raw materials inventory levels that would be needed to assure that we have sufficient raw materials to avoid disruption of production.

                       THERMWOOD CORPORATION
                          FORM 10QSB
                        January 31, 1999

PART II.  OTHER INFORMATION;

ITEM 1.  LEGAL PROCEEDINGS:

     On January 21, 1999, one of the Company's shareholders filed a class action lawsuit against the Company and its directors in the Circuit Court for Spencer County, Indiana. The suit seeks to enjoin the consummation of an exchange offer of subordinated debentures made by the Company to certain of its shareholders for their shares of common stock (the "Exchange Offer") or, alternatively, in the event the Exchange Offer is consummated, to recover compensatory damages. The complaint alleges that the Exchange Offer and the Corporations plan to delist (which delisting plan has since been abandoned) are unfair to the shareholders and that the directors of the Company have violated their fiduciary duty in the course of pursuing those transactions. The Company plans to vigorously defend the action and to proceed with the Exchange Offer. However, if the Company determines that the proceeding might materially impair the ability of the Company to proceed with the Exchange Offer or materially impair the contemplated benefits of the Exchange Offer to the Company, then the Company may terminate the Exchange Offer. It is impossible at this time for the Company to predict the outcome of this pending litigation or its impact on the Company's operational or financial condition.

ITEM 2.  CHANGES IN SECURITIES:

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

   a.  None.

   b.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

 a. An annual meeting of shareholders was held in Dale, Indiana on December 10, 1998.
 b. All nominees for directors as listed on the Company's proxy statement dated November 17, 1998 were elected.
           c. Matters voted on by shareholders:

         (1.)  Election of directors:
                                    Votes        Votes
                                    For         Against          Abstain
                                   ______       ______           _______

          Kenneth J. Susnjara    1,312,378       40,799             0
          Linda S. Susnjara      1,312,378       40,799             0
          Edgar Mulzer           1,312,278       40,899             0
          Peter N. Lalos         1,312,378       40,799             0
          Lee Ray Olinger        1,312,378       40,799             0

(2.) Ratification of KPMG LLP as the Company's independent auditors:

          Votes for 1,339,216; Votes against 10,981; Abstain 2,980


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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



    Date  March 17, 1999   By_/s/ Kenneth J. Susnjara
                                  ___________________
                                  Kenneth J. Susnjara
                                  President (Principal Executive Officer)



    Date  March 17 1998   By_/s/ Rebecca F. Fuller
                                 _________________
                                 Rebecca F. Fuller
                                 Treasurer (Principal Financial Officer)