Form 10QSB
period 1999-04-30
THERMWOOD CORP
filed 1999-06-04
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                           Form 10-QSB
_________________________________________________________________


 (X) Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934For quarterly period ended April
                            30, 1999
                               OR
 (  ) Transition Report Pursuant to Section 13 or 15 (d) of the
                           Securities
                      Exchange Act of 1934
      For the transition period from                     to


                 Commission file number 0-12195



                      THERMWOOD CORPORATION
_________________________________________________________________
     (Exact name of Registrant as specified in its charter)

           INDIANA                     35-1169185
________________________________________________________________
(State or other jurisdiction of     (I.R.S.  Employer
incorporation or organization)     Identification No.)



 P. O. Box 436, Dale, Indiana                 47523
_____________________________________________________
(Address of principal executive offices)   (Zip Code)


Issuer's telephone number, including area code: 812-937-4476


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

Outstanding at April 30, 1999                Class
984,646 Shares                        Common Stock, no par value

Transitional Small Business Format  (check one):  Yes     No  X


PART I -- FINANCIAL STATEMENTS

                           THERMWOOD CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                             Three Months Ended             Nine Months Ended
                                   April 30                      April 30
                                 1999         1998          1999         1998

Sales
  Machine sales            $4,858,279   $5,170,143   $14,428,158   $14,637,831
  Technical sales           1,211,351    1,671,128     3,771,990     3,530,726
                           ----------   ----------   -----------   -----------
                            6,069,630    6,841,271    18,200,148    18,168,557
  Less commissions            786,705      739,626     2,254,372     2,208,706
                           ----------   ----------   -----------   -----------
Net Sales                   5,282,925    6,101,645    15,945,776    15,959,851

Cost of Sales
  Machine sales             2,681,027    2,781,647     7,851,740     7,676,162
  Technical sales             640,934      740,217     1,817,093     1,810,972
                           ----------   ----------  ------------  ------------
Total Cost of Sales         3,321,961    3,521,864     9,668,833     9,487,134
                           ----------   ----------  ------------  ------------
  Gross Profit              1,960,964    2,579,781     6,276,943     6,472,717

Research and development,
 marketing, administrative
 and general expenses       1,671,070    1,682,931     5,315,277     4,546,551
                           ----------   ----------   -----------   -----------
Operating income              289,894      896,850       961,666     1,926,166

Other income (expense):
   Interest expense           (76,600)     (72,810)     (205,102)     (160,069)
   Other                       23,917       12,243        42,769        13,481
                           ----------   ----------   -----------   -----------
Other expense, net            (52,683)     (60,567)     (162,333)     (146,588)

Earnings before income taxes  237,211      836,283       799,333     1,779,578
Income tax expense             72,943      344,329       381,389       718,696
                           ----------   ----------   -----------   -----------
Net earnings                 $164,268     $491,954      $417,944    $1,060,882
                           ==========   ==========   ===========   ===========
Net earnings applicable to
common shareholders:
Earnings per share:
   Basic                        $0.13        $0.35         $0.30         $0.72
   Diluted                       0.12         0.33          0.30          0.68

Weighted average number of shares
   Basic                    1,291,355    1,421,087     1,392,346     1,421,087
   Diluted                  1,324,082    1,523,650     1,403,074     1,523,650

See notes to consolidated financial statements.

                           THERMWOOD CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                 April 30         July 31
                                                   1999            1998
                                             ----------------   -------------
ASSETS
Current Assets
   Cash                                       $      119,659    $   115,937
   Accounts receivable                             1,527,004      1,673,826
   Inventories                                     5,540,304      5,359,182
   Deferred income taxes                             694,000        694,000
   Prepaid expenses                                  419,834        491,209
                                             ----------------   ------------
     Total Current Assets                          8,300,801      8,334,154
                                             ----------------   ------------
Property and Equipment (net of
  accumulated depreciation)                        2,635,707      2,647,490

Other Assets
  Patents, trademarks and other                      125,384        139,933
  Bond issuance costs (net of
   accumulated amortization)                         361,524          4,089
  Deferred income taxes                              199,000        199,000
                                              ---------------   ------------
     Total Other Assets                              685,908        343,022
                                              ---------------   ------------
       Total Assets                               11,622,415     11,324,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 1,416,702      1,136,896
  Accrued compensation and payroll taxes             292,038        498,224
  Customer deposits                                  653,392        816,315
  Other accrued liabilities                          525,923        552,066
  Current portion of capital lease obligations         1,175          6,195
                                              ---------------   ------------
  Total Current Liabilities                        2,889,230      3,009,696
                                              ---------------   ------------
Long-term Liabilities - less current portion
   Note payable to bank                            2,196,320      2,196,320
   Bonds payable, net of unamortized discount      2,960,381        170,550
                                              ---------------   ------------
  Total Long-term Liabilities                      5,156,701      2,366,870
                                              ---------------   ------------
Shareholders' Equity
  Common stock, no par value, 4,000,000
   shares authorized, 984,646 and 1,431,109
   shares issued and outstanding at April 30,
   1999 and July 31, 1998, respectively           7,952,719     10,742,636
  Accumulated deficit                            (4,340,610)    (4,758,911)
                                              --------------   ------------
                                                  3,612,110      5,983,725
  Less subscriptions receivable                      35,625         35,625
                                              --------------   ------------
  Total Shareholders' Equity                      3,576,485      5,948,100
                                              --------------   ------------
Total Liabilities and Shareholders' Equity      $11,622,416    $11,324,666
                                              ==============   ============
See notes to  consolidated financial statements.

                              THERMWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                 Nine Months Ended April 30
                                                   1999              1998
                                               --------------   --------------
Cash Flows From Operating
Activities:
Net earnings                                   $     417,944    $   1,060,882
Adjustments to reconcile net earnings to
net cash provided by operating activities:
 Depreciation and amortization                       301,781          278,612
 Changes in operating assets and liabilities:
      Accounts receivable                            146,822       (1,268,666)
      Inventories                                   (181,122)      (1,357,489)
      Prepaid expenses and other assets               71,375          117,525
      Accounts payable and other accrued expenses     47,477          379,886
      Customer deposits                             (162,922)         828,614
                                                -------------   --------------
Net cash provided by operating activities            641,355           39,364
                                                -------------   --------------
Cash Flows From Investing Activities:
 Purchases of patents, property and equipment       (273,295)        (378,706)
                                                -------------   --------------
Net cash used by investing activities               (273,295)        (378,706)
                                                -------------   --------------
Cash Flows from Financing Activities:
 Principal payments on lease obligations              (5,020)        (101,234)
 Note payable to bank                                      0        2,546,320
 Redemption of preferred stock                             0       (2,546,320)
 Proceeds from subscriptions receivable                    0           21,550
 Bond issuance costs                                (359,318)               0
 Payment of dividends on preferred stock                   0          (43,256)
                                                -------------   --------------
Net cash used by financing activities               (364,338)        (122,940)
                                                -------------   --------------
Increase (decrease) in cash                            3,722         (462,282)
Cash at beginning of period                          115,937          512,480
                                                -------------   --------------
Cash at end of period                               $119,659          $50,198
                                                =============   ==============
ADDITIONAL INFORMATION:
Interest paid                                       $149,431         $146,083
                                                =============   ==============
Conversion of bonds payable, net of unamortized
 discount to common stock                           $ 65,417         $120,000
                                                =============   ==============
Exchange of 460,262 shares of common
stock for bonds payable,
net of unamortized discount                     $  2,855,334    $           0
                                                =============   ==============
Subscriptions receivable for
common stock issued                             $          0    $      33,200
                                                =============   ==============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-K for the year ended July 31, 1998 and Form 10-Q for the quarter ended April 30, 1998 and Form 10-QSB for the quarter ended January 31, 1999.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended
July 31, 1999.

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                                  April 30        July 31
Components of inventories:                          1999           1998
                                                ----------     ----------
   Raw material                                 $3,104,313     $3,166,526
   Work in process                               1,901,568      1,541,258
   Finished goods                                  534,423        651,398
                                                ----------     ----------
Total                                           $5,540,304     $5,359,182
                                                ==========     ==========

Note C - Earnings per Share
____________________________
Earnings per share for the three-month and nine-month periods ended April 30, 1999 and 1998 were determined as follows:

                                         Three Months Ended April 30
                                        1999                     1998
                                ----------------------------------------------
                                  Basic       Diluted      Basic      Diluted
                                ---------   ----------   ---------   ---------
Earnings:
Net earnings                    $164,268     $164,268    $491,954     $491,954
Add interest expense on
convertible bonds payable              0            0           0        6,045
Add amortization of bond
discount and issuance costs            0            0           0        1,155
Income tax effects of
earnings adjustments                   0            0           0       (2,664)
                               ----------    ---------  ----------   ----------
Total earnings                  $164,268     $164,268    $491,954     $496,490
                               ==========    =========  ==========   ==========
Weighted average shares
  outstanding                  1,291,355    1,313,354   1,421,087    1,421,087
Incremental shares from
assumed:
   Exercise of dilutive
   stock options                       0       10,728           0       66,363
   Conversion of bonds to
   common stock                        0            0           0       36,200
                               ----------   ----------  ----------   ---------
Total weighted average shares  1,291,355    1,324,082   1,421,087    1,523,650
                               ==========   ==========  ==========   =========
Earnings per share               $0.13        $0.12       $0.35        $0.33

                                        Nine Months Ended April 30
                                      1999                      1998
                              ------------------------------------------------
                               Basic       Diluted       Basic       Diluted
                              ----------  ----------   ----------    ---------
Earnings:
Net earnings                  $417,944     $417,944    $1,060,882   $1,060,882
Less preferred stock dividend        0            0        43,256       43,256
Add interest expense on
 convertible bonds payable           0            0             0       14,020
Add amortization of bond
 discount and issuance costs         0            0             0        1,227
Income tax effects of
 earnings adjustments                0            0             0       (5,641)
                             ---------    ---------   -----------   -----------
Total earnings                $417,944     $417,944    $1,017,626   $1,027,232
                             =========    =========   ===========   ===========

Weighted average shares
  outstanding                1,392,346    1,392,346     1,421,087    1,421,087
Incremental shares from assumed:
  Exercise of dilutive
  stock options                      0       10,728             0       66,363
  Conversion of bonds to
  common stock                       0            0             0       36,200
                            ----------   ----------    ----------   ----------
Total weighted average
   shares                    1,392,346    1,403,074     1,421,087    1,523,650
                            ==========   ==========    ==========   ==========
Earnings per share              $0.30        $0.30         $0.72        $0.68

For the three month and nine month periods ended April 30, 1999, the convertible bonds were anti-dilutive and were not included in the determination of earnings per share.

Item 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we explain the financial condition and results of operations of Thermwood and its subsidiaries for the three-month and nine-month periods ended April 30, 1999 and 1998.

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

Quarter ended April 30, 1999 compared to quarters ended January
31, 1999 and April 30, 1998

Sales

     Net sales for the quarter ended April 30, 1999 were $5,282,925, a decrease of approximately $819,000 compared to third quarter net sales in fiscal 1998 and an increase of approximately $245,000, or approximately 5% from the second quarter of fiscal year 1999. The decrease for the quarter was due primarily to decreased orders and shipments of product during the early part of the fiscal year. The increase over the second quarter occurred because of orders and backlog increasing after the end of the second fiscal quarter. Gross profit for the quarter ended April 30, 1999 was $1,960,964, a decrease of 24% from the quarter ended April 30, 1998 and an increase of approximately 2% over the second quarter of fiscal year, 1999. During the quarter ended April 30, 1999, cost of sales as a percentage of net sales was 62.9%, compared to 57.7% at the quarter ended April 30, 1998 and 61.8% for the quarter ended January 31, 1999. The lower cost of sales percentage in the second quarter and the third quarter of fiscal 1998 was due to the sale during those prior quarters of a larger percentage of machines that have individual higher margins.

Research and Development, Marketing, Administrative and General
Expenses

     Research and development, marketing, administrative and general expenses were $1,671,070 during the quarter ended April 30, 1999 compared with $1,682,931 for the quarter ended April 30, 1998 and $1,716,108 during the second quarter of the current fiscal year. These expenses along with lower sales were the primary reason for the reduced operating profit of $289,894 compared to $896,850 for the same period in fiscal year 1998 and the slight increase over $210,483 in the second quarter of fiscal 1999. Research and development, marketing, general and administrative expenses were 32% of net sales for the quarter ended April 30, 1999 compared to 28% for the quarter ended April 30, 1998 and 34% for the quarter ended January 31, 1999. The primary reason for the increase in expenses as a percentage of net sales was a decrease in sales along with an increased spending level in marketing and R & D in an effort to increase sales and orders. Non-recurring expenses related to the attempt to repurchase the stock of the Company also contributed to the increase in expenses, but not as much as in the second quarter of fiscal 1999.

Nine months ended April 30, 1999 compared to nine months ended
April 30, 1998

Sales

     Net sales for the first nine months of the current fiscal year were $15,945,776, a slight decrease of approximately $14,000 from the same period last year. Backlog increased from approximately $1,910,000 at January 31, 1999 to $2,551,000 at
April 30, 1999 but decreased from $3,029,000 at July 31, 1998. Cost of sales as a percentage of net sales for the nine months ended April 30, 1999 was approximately 60.6% compared to 59.4% for the nine months ended April 30, 1998.

Research and Development, Marketing, Administrative and General
Expenses

     Research and development, marketing, administrative and general expenses for the nine months ended April 30, 1999 increased approximately $769,000, or approximately 17% from the nine months ended April 30, 1998. This reduced operating profit for the nine months ended April 30, 1999 to $961,666 compared to $1,926,166 for the nine months ended April 30, 1998. Lower sales coupled with the increase in research and development, marketing, administrative and general expenses resulted in a 54% decrease in operating profit for the comparative nine months periods. Research and development, marketing, general and administrative expenses were 33% of net sales for the nine months ended April 30, 1999 compared to 28% for the nine-month period ended April 30, 1998.

     For the nine months ended April 30, 1999, these expenses increased as a result of the following:

                                   Percentage
                                   of Increase

     European Operations                     3%
     Research and Development               30%
     Marketing                              43%
     General and Administrative             24%

European Operations.   Expenses related to European operations
were $668,000 in the nine months ended April 30, 1999 compared to $646,000 for the nine months ended April 30, 1998. This $22,000 increase was due primarily to increased marketing efforts and the hiring of additional personnel. However, European expenses began a decline in the second quarter of fiscal 1999 and decreased approximately $222,000 from the first quarter because of a cost-cutting program for the European operations implemented during that time.

Research and Development Expenses. Research and development expenses were $447,000 for the nine months ended April 30, 1999 compared to $197,000 in the nine months ended April 30, 1998. This $250,000 increase was due primarily to increased salaries and benefits and the purchase of experimental parts and supplies.

Marketing Expenses. Marketing expenses were $2,678,000 for the nine months ended April 30, 1999 compared to $2,317,000 for the nine months ended April 30, 1998. This $361,000 increase was due primarily to trade show expenses and advertising costs.

General and Administrative Expenses. General and Administrative expenses were $1,522,000 in the nine months ended April 30, 1999 compared to $1,387,000 in the nine months ended April 30, 1998. This $135,000 increase was due primarily to increased legal and professional fees related to the stock repurchase.

Interest Expense

     Interest expense in the quarter ended April 30, 1999 was $76,600, an increase of approximately $3,800 from the quarter ended April 30, 1998. Interest expense for the nine months ended April 30, 1999 was $205,102 compared with $160,069 for the nine months ended April 30, 1998. This increase was due to interest on approximately $2,200,000 of a $3,500,000 line of credit which began late in the first quarter of fiscal year 1998. Another smaller portion of the increase is due to interest accruing on 12% debentures due in April 2014 for which interest will be paid quarterly. See also "Liquidity and Capital Resources".

Operating Income

     Earnings from operations before income taxes in the quarter ended April 30, 1999 were $237,211 compared to $836,283 in the quarter ended April 30, 1998, a decrease of approximately 81%. Earnings from operations were $799,333 for the nine months ended April 30, 1999 compared to $1,779,578 for the nine months ended April 30, 1998, a decrease of approximately 59%. Federal income taxes were accrued in the amount of $72,943 and $381,389 for the quarter ended and the nine months ended, respectively, April 30, 1999. Accrued taxes lowered earnings to a net of $164,268 and $491,954 for the quarters ended April 30, 1999 and 1998, respectively and $417,944 compared to $1,060,882 for the nine months ended April 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

     At April 30, 1999, our working capital was $5,895,157 as compared to $5,591,443 at January 31, 1999 and $5,324,458 at July
31, 1998.   The increase in working capital from July 31, 1998
and January 31, 1999 was due to cash generated from operations.

     At April 30, 1999, inventories increased approximately $181,000 as compared to July 31, 1998. No increased in-house processing of components was planned during the first six months of this period because of the slowdown of orders. However, during the last quarter, inventories increased approximately $150,000 because of an increase in backlog and orders. Accounts receivable decreased approximately $147,000 from July 31, 1998 primarily because of lower sales in the first nine months of fiscal 1999.

     During the first nine months of 1999, the Company had a positive cash flow from operations of $282,037. Net earnings of $342,944 plus depreciation and amortization of $299,627 contributed to the positive cash flow for the nine months. Cash used by operating activities during this nine months was approximately $181,000 for increased inventories. A decrease in customer deposits of approximately $163,000 also occurred because of the slowdown in orders from July 31, 1998.

     Expenditures for fixed assets during the third quarter of fiscal 1999 consisted of normal replacements and purchases of labor saving equipment for production. We anticipate that expenditures for the remainder of the 1999 fiscal year will be consistent with expenditures during the first nine months of fiscal 1999.

     Shareholders' equity decreased from $5,948,100 at July 31, 1998 to $3,576,485 at April 30, 1999. The primary reason for this decrease was the Company's acquisition in April 1999 of an aggregate of 460,262 shares of its common stock from Company shareholders in exchange for 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. The debentures were discounted using an effective interest rate of 22% resulting in a net increase in bonds payable and a decrease in common stock of $2,855,334.

  In addition, a total of 14,200 shares of common stock at a price of $5.00 per share were issued upon the conversion of the 12% convertible debentures during the three months ended April 30, 1999 for an increase to shareholders' equity in the amount of $65,417, net of discount and issuance costs. During the first nine months of fiscal 1998, a total of 24,000 shares of common stock were issued upon conversion of the 12% convertible debentures for an increase to shareholders' equity in the amount of $106,926 net of discount and issuance costs.

     We have a $3,500,000 revolving secured line of credit with DuBois County Bank that expires on January 1, 2000. We entered into this line of credit in October 1997 and used proceeds from this line to redeem our preferred stock from a director. The outstanding balance on this credit line bears interest at a variable rate equal to the money market prime index. Interest is payable monthly. Principal and all unpaid and accrued interest is due and payable on January 1, 2000. We anticipate, but cannot assure, that, at the end of the term, we will enter into a new credit line with the bank and transfer any outstanding loan balance to the new credit line. The credit line is secured by our assets. In the event of a default, as defined in the credit line, the bank has the right to accelerate payments under the credit line and take possession and sell the collateral. As of April 30, 1999, our outstanding principal balance under the credit line was $2,196,320.

Year 2000 Issues.

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

     During the assessment phase, we identified computer-related systems and software vendors with potential Year 2000 problems. In the first quarter of fiscal 1999, we began corresponding with the vendors that had not supplied Year 2000 statements, requesting the Year 2000 compliance status of their products. Responses received to date from vendors have not indicated any Year 2000 problems. We have identified alternative vendors should our current vendors fail to perform due to Year 2000 problems; however, use of some of these vendors would be
inconvenient and could be costly.   Moreover, we have not
contacted these alternate vendors to determine whether they are Year 2000 compliant.

     As a precaution, we plan to stock additional inventory from our non-U.S. vendors prior to the beginning of the year 2000.

     We know of one mission-critical system, the inventory shop floor control software, that is not Year 2000 compliant. This software tracks incoming orders, inventory levels, material requirements planning, shop floor control, labor tracking, shipping and administrative and financial tracking functions. Although this system has a Year 2000 certified replacement product, implementation of this replacement product would require us to re-input all current data. As a result, we have decided to purchase a different system that is Year 2000 compliant and, in our judgment, superior to the current system we are using. We anticipate that the new system will be installed during the fourth quarter of fiscal 1999, at which time we will begin to input current data. We are currently installing upgrades to the non-mission critical systems and should complete the upgrades by the beginning of July 1999.

     We estimate that the replacement or remedial costs for our Year 2000 compliance issues will be less than $150,000 and will consist of software and hardware upgrades that include new features which are combined with Year 2000 corrections. These costs will be expensed as incurred or capitalized and depreciated, as appropriate.

     We have tested the machine control systems and related computer software which we sell and we believe that such equipment is Year 2000 compliant.

We estimate that the worst case Year 2000 issue scenario would occur if the new inventory shop floor control software is not Year 2000 compliant. At that point, we would look to alternative vendors. We believe that there are a number of alternate vendors that claim to have year 2000 compliant software. In the event that we are unable to integrate year 2000 compliant software from any of these vendors, we would be forced to hire additional staff and return to manual methods of tracking inventory and purchasing raw materials. We believe that we could implement this contingency plan within a short period of time. However, until such time as this contingency plan took effect, our ability to manufacture could be materially disrupted. In addition, during the time that we were required to operate under this plan, our results of operations would be adversely affected primarily due to the resulting increased administrative expense, and higher raw materials inventory levels that would be needed to assure that we would have sufficient raw materials to avoid disruption of production.

    PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:

     On January 21, 1999, one of the Company's shareholders filed a class action lawsuit against the Company and its directors in the Circuit Court for Spencer County, Indiana. The suit sought to enjoin the consummation of an exchange offer of subordinated debentures made by the Company to certain of its shareholders for their shares of common stock (the "Exchange Offer") or, alternatively, in the event the Exchange Offer was consummated, to recover compensatory damages. The complaint alleged that the Exchange Offer and the Corporations plan to delist (which delisting plan has since been abandoned) was unfair to the shareholders and that the directors of the Company have violated their fiduciary duty in the course of pursuing those transactions. On May 24, 1999, this lawsuit was dismissed with prejudice.

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

             None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         a.  None.

         b.  Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None.

    ITEM 5.  OTHER INFORMATION:

            The Company's tender offer, which commenced on March 18,
1999, terminated as scheduled on April 21, 1999 at           5:00
p.m. New York time. The Company accepted tenders for an aggregate of 460,262 shares of its common stock and issued 12% subordinated debentures due 2014 in the aggregate principal amount of $5,062,882 to the holders of the tendered shares.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibits.  None.

         b.  Form 8-K was filed with the Securities and Exchange
             Commission on February 1, 1999.

                        SIGNATURES
                      _____________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THERMWOOD CORPORATION
                     ______________________________
                              (Registrant)



Date_June 3, 1999   _By_/s/ Kenneth J. Susnjara
                       President (Principal Executive Officer)



Date_June 3, 1999  -By_/s/ Rebecca F. Fuller
                      Treasurer (Principal Financial Officer)