Form 10KSB
period 1999-07-31
THERMWOOD CORP
filed 1999-10-25
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                             FORM  10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended July 31, 1999

                    Commission file number  0-12195
                         THERMWOOD CORPORATION
            ( Name of small business issuer in its charter)

               INDIANA                              35-1169185
      (State of incorporation)           (IRS Employer Identification number)

               Old Buffaloville Road
               P.O. Box 436
               Dale, Indiana                           47523
      (Address of principal executive offices)      (Zip Code)

                                   (812) 937-4476
                           (Issuer's telephone number )


Securities registered pursuant to Section 12 (b) and 12 (g) of the Act Name of each exchange on which registered:
Shares of Common Stock without par value        American Stock Exchange
                                                Pacific Stock Exchange

      Check whether whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSBor any amendment to this Form 10-KSB.    [ ]

      The  issuer's  revenues  for its most  recent  fiscal  year  were
$24,622,322

      The aggregate market value of the voting stock held by non-affiliates of the issuer at October 21, 1999 based upon the closing price of the issuer's Common Stock as reported on the American Stock Exchange was approximately $2,835,242.

      The number of the Registrant's shares of Common Stock outstanding as of October 21, 1999 was 985,045 shares.

     Documents Incorporated by Reference:

     Exhibits to Registrant's Registration Statement on Form S-1 (No. 2-87641) filed under the Securities Act of 1933 and effective April 12, 1984, its Registration Statement on Form 8-A filed under the Securities Act of 1934 and Current Reports filed on Form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No. 33-54756) which became effective on February 22, 1993, and amended as of July 14, 1995, and its Forms 10-K for the years ended July 31, 1995, July 31, 1996, July 31, 1997 and July 31, 1998.


                               PART   I

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere in this Annual Report on form 10-KSB, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such forward-looking statements to reflect future events or developments.

Item   1.   Business

General

On January 5, 1998 Thermwood effected a 5-1 reverse split and all share and per share information give retroactive effect except as indicated otherwise.

We develop and manufacture most of the products we market. Those products that we market that we do not develop and manufacture are generally purchased from vendors under an OEM arrangement.

Our operations are divided into a three operating segments including our Machining Products Division, which is responsible for marketing our machinery, hardware and software products, our Technical Services
Division, which is responsible for marketing our service, support, upgrade and catalog products, and Thermwood Europe Ltd., a British Company, which is a wholly owned subsidiary of Thermwood Corporation and reports to the Machining Products Division. For the financial results of our operating segments, see Note L of Notes to the Consolidated Financial Statements incorporated by reference in Item 7 of Part II of this annual report.

The Vice President of Production directs the production organization, which is responsible for all manufacturing. Manufacturing operates as a cost center allocating costs to each Division for the manufactured products they sell.

Research and development, product and production engineering is directed by the Vice President of Engineering. Costs for these activities are allocated to the Machining Products and Technical Services Divisions.

The Marketing Group is managed by the Marketing Manager who reports directly to the President. This group provides marketing services to the Machining Products and Technical Services Divisions and allocates its costs to these Divisions.

Industry Background

Flexible Automation

Prior to the availability of microprocessor-based machinery control systems, there were only two manufacturing methods available: a manual operation using humans to manipulate tools; or "hard automation" employing dedicated automatic machinery. High initial cost and limited flexibility have made hard automation suitable only for applications involving large volumes of identical parts. Smaller volumes of parts were traditionally produced by using human labor, hand tools or machine tools operated manually.

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

Flexible automation equipment is manufactured in a variety of forms and addresses a number of applications. Specific markets have developed for certain classes of equipment with a number of vendors offering products in each of these niche markets. Many vendors, including Thermwood, build products that service several of the markets.

Flexible automation equipment is more economically feasible during times when increased production capacity is required or when older, obsolete or otherwise less competitive equipment is being replaced. Accordingly, demand for this equipment usually increases during periods of economic growth and decreases during periods of economic recession.

Machine Control Systems

Flexible automation equipment generally uses an electronic computer control known as Computer Numerical Control, commonly referred to as CNC control. This system uses sets of instructions appearing in blocks, each containing information concerning a particular movement of the machine. In operation, the machine sequentially executes each block of instructions. For example, blocks can include movements such as straight lines, arcs and circles, or can be used to turn certain machine functions on or off.

CNC control systems are also used to control the movements of other automated industrial equipment. This type of system differs from the older Numerical Controls ("NC") in that a CNC system contains one or more computers within the control mechanism providing more capability than a NC control, which lacks a computer and simply executes instructions developed elsewhere.

Programming a CNC system can be accomplished in a variety of ways. These include inputting the block of information directly into a terminal, generating programs using a computer and a computer-aided design/computer aided manufacturing (CAD/CAM) system, moving the machine to a position and having the machine's controller create the block of instructions or using an electronic probe to guide the machine through the desired path.

We design and manufacturer our own CNC control, called the 91000 SuperControl. We believe that we are the only company in our markets that builds its own CNC control. We also believe that our control offers features and capabilities that other controls in the market do not offer. We also believe that these exclusive features offer it an advantage in the marketplace, but there is no assurance that this is true.

Machining Products Division

Automated Industrial Equipment- CNC Routers

Our automated industrial systems are high-speed computer controlled, fully automatic machining centers commonly called CNC routers. These CNC routers are designed to perform a variety of tasks such as routing, drilling, sanding, carving, sawing and shaping wood parts, trimming of three dimensional plastic parts, machining of aluminum honeycomb, drilling and high speed machining of aluminum. They generally operate over larger table areas and at higher speeds than do conventional metalworking machine tools but cannot machine the heavy materials and large cross sections that standard metalworking machine tools are capable of doing.

Our CNC routers utilize the proprietary SuperControl system and consist of one or more high speed cutting, drilling or machining heads and related tooling which move around a table under computer control to perform programmed operations. There are two basic types of systems, one where the table is fixed and the cutting heads move both left and right and back and forth, and the other where the table moves back and forth and the cutting heads move only left and right. Both systems permit the heads to reach all points on the table. Cutting is accomplished by metal bits, drills and blades. Additional motions or axes, which permit the head to both pivot and rotate, can be installed, thereby making three-dimensional cuts possible. Multiple and varying cutting and drilling heads can be added, allowing a number of different machining operations to be accomplished in a single cycle.


Currently we market six standard CNC router systems of varying sizes and capabilities that are generally offered as standard designs. Because a number of table sizes, configurations, tooling and other options are available, most of these designs are combinations of standard components rather than totally new designs.

Our CNC routers are utilized principally in the woodworking, plastics, aerospace, boating and automotive industries. Current prices to end users range from approximately $39,000 to over $200,000 per system. The average price of a standard system is approximately $100,000. Sales of the CNC router systems were approximately 76% of total sales in fiscal year 1999.

Carving Router

One model of our CNC router line is specifically intended for intricate carving of three dimensional wood parts such as chair legs. This machine is capable of carving six parts simultaneously. It is programmed using an electronic programming probe which traces a sample carved part. The CNC control automatically creates the program necessary to reproduce the sample carving. Sales of this system in Fiscal 1999 were $1,038,000.

Hardware Options

Our Machining Products Division offers a variety of hardware options for use with its CNC router line. These options include products designed and manufactured by us, such as tooling heads, automatic tool changers and hand held programmers. We also offer a variety of products manufactured by others for use with our equipment. These products are generally, but not always, obtained through an OEM arrangement. This type of product includes, among others, the programming probe, vacuum pumps, dust collection systems as well as a variety of electronic hardware devices that work with our control system.

Software Products

During Fiscal 1999 the Machining Products Division established the Software Technology Group to market software products that work with its CNC routers. Although some of these products consist of proprietary software developed by us, we expect that the majority will be software packages obtained from third party vendors under OEM arrangements.

OEM agreements have been signed with CNC Automation to sell a Computer Aided Design/Computer Aided Manufacturing package called MasterCAM; with Graphitech Software Solutions, Inc. to distribute the Cimagrafi artistic CAD/CAM software package; with Northwood Design, Inc to distribute a software package under the name "Final Finish"; and with CNC Automation, an existing Thermwood Authorized Dealer, to distribute their Panelmetrix, kitchen cabinet door program. In addition, we have signed an agreement with Cabinet Vision, Inc., a supplier of advanced cabinet design software in the US to market its "Solid Professional" kitchen design software as part of an integrated package to design and manufacture kitchen cabinets. Our European subsidiary, Thermwood Europe Ltd. has signed a similar agreement with Planit CV of Ashford Kent, UK, for distribution of the same product, under essentially the same terms in the UK and Europe. Planit CV is the parent company of Cabinet Vision. During fiscal 1999 the Software Technology Group recorded sales of $105,000.

Technical Services Division

The Technical Services Division products consist of customer training, installation assistance, warranty service, field service, spare parts, upgrades and enhancements, the Advanced Support Program and catalog sales. Sales and service by the Technical Services Division in fiscal year 1999 accounted for approximately 24% of total sales.

The Technical Services Division receives an allocation on the sales of each machine to cover the cost of customer training, installation and service during the warranty period. Our standard limited warranty covers one year parts and labor; however, if a technician must travel to the customer site, the customer is required to pay travel costs. After the warranty period, both service labor and spare parts are sold to customers.

Advanced Support Program

During Fiscal 1999 the Advanced Support Program was created for CNC router customers. The primary purpose of this program is to offer customers a low cost method of updating their Thermwood machines, minimizing the possibility of a major service expense and providing us with an ongoing revenue stream. In order to join the program a customer must sign an agreement for an initial 12 month period which then continues on a month by month basis. The cost of the program is currently $250 per month for each machine enrolled. In return, the customer receives an annual control system software update, a 35% discount on any hardware required for the update, an ongoing labor warranty (customer pays travel expense), a full parts and labor warranty on the control and various discounts on spare parts, upgrades and catalog purchases. There were 60 machines enrolled in the program at the end of Fiscal 1999.

Catalog Sales

We publish a CNC Router Supply Catalog that offers for sale various tooling, supplies, support equipment and consumables that are used in the operation of a CNC router. This catalog not only contains products for use with our machines but also offers products specifically intended for use with competitors' machines. In addition to the printed catalog, the catalog has been available for free download from our web site. After the end of Fiscal 1999, we began offering on-line ordering of catalog items from our web site. Catalog sales for Fiscal 1999 were approximately $414,000.

Thermwood Europe, Ltd.

Thermwood Europe Ltd, a wholly owned subsidiary of Thermwood Corporation, reports to the Machining Products Division and is a sales and service office located in Durham, England. It is responsible for marketing and servicing our machines in Europe.

Marketing

The market for CNC routers can be divided into a large number of applications in several industries. We seek to produce products that address specific applications in specific industries. We also attempt to provide complete, pre-engineered, standard systems that require little or no engineering input from the end user. These systems are designed for easy installation, programming and use, and may be operated and maintained by existing plant personnel without extensive training or technical background.

Our systems are currently designed to operate at high quality and reliability levels. In addition, we strive to support these systems with good technical services and assistance. Although our marketing strategy has involved emphasis on small to medium-sized companies, we have also received orders from larger companies.

We generally sell our products through the assistance of dealer networks established throughout North America and Europe. Dealers assist us in making sales and are paid on a commission basis for this service. Commissions generally range from 10% to 20% of the our published retail prices. As of July 31, 1999, we had 15 authorized dealers marketing our products. We usually require each dealer to execute a non-exclusive written agreement. A dealer is required to sell one machine within each six-month period in order to retain its dealership. Most dealers concentrate their sales efforts in specific geographical areas. Although some dealers may handle non-competing products manufactured by other companies, most dealers handle our products exclusively.

One dealer accounted for approximately 25% of the our sales for the fiscal year ended July 31, 1999. See Item 12. "Certain Relationships and Related Transactions" for information relating to our agreement with AutomationAssociates which is owned by our president and his wife who is also an officer and director. This dealer sold to 33 different customers, none of which accounted for 10% or more of our sales in the fiscal year ended July 31, 1999.

No  other  dealer  accounted for 10% or more of our  business  for  the
fiscal  year.   The  loss of any large dealer could have  a  materially
adverse effect on our business.  Our business is not seasonal.

We have a wholly owned subsidiary, Carolina CNC, Inc., a North Carolina corporation, which operates as a dealer and conducts sales in the southeastern region of the United States.

We also have a wholly-owned subsidiary, Thermwood (Europe) Limited, a United Kingdom company, which currently conducts sales, service, training and demonstrations out of offices located in England targeting the European Community. During the 1999 fiscal year, the subsidiary had a net loss of $226,000. Their sales of machines and services in fiscal year 1999 were approximately $1,700,000, or approximately 8% of consolidated net sales.

Typically, we seek to develop sales leads through advertising in trade magazines and product exhibitions at selected trade shows. We also maintain an extensive site on the Internet that offers both product information and pricing. We then furnish leads obtained on the Internet to dealers in the geographic area where the potential customer is located. The website also supplies the dealers with promotional materials and sales aids, including product literature, a dealer's manual, news letters, press releases and advertising, technical briefs, sales incentive programs and video of product demonstrations. We assist our dealers by providing training for them and their customers. We encourage trainees and potential customers to visit our manufacturing facilities where we maintain areas and machinery to demonstrate the operation and use of our products.

In addition to the above, we also seek to sell our products through full service dealers in areas of the world where we do not have the ability to perform the demonstration, training and service required. These full service dealers are responsible for all aspects of selling, installing, training and servicing our products. Currently we have this type of arrangement with dealers in Canada, Mexico, Malaysia and Israel.

Technical Services

We believe that providing extensive and ongoing technical services to customers is essential for long term success. Accordingly, we offer a variety of technical services through our Technical Services Division. These services include training and installation assistance, as well as upgrading and enhancement of older machines. The Technical Services Division also operates the Advanced Support Program as well as Catalog Sales.

Technical services are marketed to current customers as well as to companies that purchase our equipment in the used market. The Division also markets products from its supply catalog to customers that operate CNC router products manufactured by competitors. A toll-free service line is maintained for the use of all owners of our equipment.

Other than the Advanced Support Program, we do not offer our customers written service contracts. We have incurred no significant expenses or problems in servicing our products.

Product Development - R&D

Research and development and product development efforts are conducted concurrently under the direction of the Vice President of Engineering. These efforts are intended to simultaneously improve and enhance our product performance and capabilities while reducing manufacturing costs. Much of our product development effort during the last two years has been directed toward development of a variety of cutting and machining heads and automatic tool changers for use on our CNC router line of equipment. This development is continuing in an effort to broaden the capability of the equipment and thus increase market size for these products.

During the year, we increased the feed speed of our machines from 900 inches per minute to 1500 inches per minute. We also developed a Turbo option that offers cutting speeds up to 3,000 inches per minute and positioning speed up to 4,200 inches per minute. Tool change time for our rotary turret tooling head was reduced from approximately 11 seconds to approximately 5 seconds. A new low-cost, high-speed, at-the-head automatic tool changer was developed as was a 50 position bulk tool changer. The two were integrated so that the machine could automatically retrieve the proper tools when a new program is loaded.

We developed a multi-function machine table that simplifies use of the three most common methods of holding a part as well as offering very fast changeover from one part to another. An auxiliary tooling slide was developed that allows turret tooling to be used with the Extended Duty Head, which is standard with woodworking machines.

We also developed the software interface between the Cabinet Vision Solid Professional software package and the Thermwood 91000 Control system. As part of this development, a fixture method and operating system was developed for producing hardwood face frames for kitchen cabinets.

We plan to continue our research and development efforts primarily directed toward the improvement of existing products, development of new products or product enhancements, increases in feed speed and reduction in manufacturing costs. We utilize a variety of sources in our research and development efforts, including employees, vendor-engineering staffs, contract employees who are retained solely for specific projects, consultants and independent design firms.

For the fiscal years ended July 31, 1999 and 1998, we spent $570,000 and $314,000, respectively, for research and development. There was no customer-sponsored research and development during the 1999 fiscal year. We believe that expenditures need to continue to allow us to maintain a competitive position in the immediate future.

Customers

Although we have sold our industrial products to large corporations (i.e., companies with annual sales approximating or exceeding $1 billion), our primary customer base is comprised of small to medium-sized manufacturers (i.e., companies with annual sales ranging from approximately $10 million to approximately $500 million) located throughout the United States. No customer accounted for more than 10% of our sales in the fiscal year ended July 31, 1999.

We generally require a purchaser of industrial products to pay 30% of the sales price when placing the order, an additional 40% prior to shipment and the balance within 30 days after the date of shipment. Charges for technical services and spare parts are due within 30 days after billing.

We offer our customers a one year limited warranty on parts and labor. Under the terms of this warranty, the customer is responsible for travel expenses associated with the labor portion of the warranty. In addition, we offer an optional Advanced Support Program that provides, for a monthly payment, additional warranty protection as well as an annual system software update and miscellaneous discounts. The limited warranty offered under this program covers parts and labor on the control system and labor on the remainder of the machine.

We offer a five day training course for two people as part of the purchase price of a new machine. This training is conducted at our headquarters in Dale, Indiana. We also offer formal training for our major software products.

Backlog

As of July 31, 1999, our backlog was approximately $5,059,000 compared with a backlog of $3,029,000 as of July 31, 1998. Substantially all of this backlog will be manufactured and delivered prior to January 31, 2000.

Backlog figures generally include only written orders from customers which we believe are firm and will be shipped within 12 weeks. Approximately 90% of the backlog is covered by down payments from customers ranging from 25% to 30%. On orders where down payments have not been required, we have normally obtained irrevocable letters of credit for payment upon proof of shipment or obtained lease documentation from an approved leasing company.

Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues for any subsequent period.

Manufacturing and Production

Our manufacturing facilities are located in Dale, Indiana. We manufacture essentially standard machines with certain options using a batch rather than a continuous flow or conventional production line process. Except for demonstration models, we do not generally manufacture products without a purchase order although, in order to expedite the manufacturing process, certain basic parts of machines may be fabricated before purchase orders are received. The major portion of inventory is purchased to satisfy specific customer orders with the balance acquired from one to four months in advance of projected orders.

We   design,  develop  and  engineer  all  of  the  products  that   we
manufacturer. Components contained in these products are either purchased from outside suppliers or fabricated by us. We fabricate such components as the computer-based electronic control systems and the steel structure of the CNC routers. Where possible, the Company utilizes its own CNC routers. We also use our own 91000 Control systems to operate conventional metalworking machine tools to fabricate components.

Raw  materials  are  purchased  from third  party  sources.   Most  raw
materials and components, including those that are custom made, are either purchased or available from several sources. One supplier accounted for approximately 13% of total components purchased for the fiscal year ended July 31, 1999. The materials purchased from this supplier are available from several other sources.

Competition

There are many manufacturers of CNC routers in the United States and abroad, particularly in Japan and Europe. Some of these manufacturers are larger and have more resources than we do.

Our primary competitors in the CNC router market are a number of major domestic, Japanese and European firms such as Shoda Iron Works, Heian, Anderson Machinery, Accurouter, Motionmaster and Komo Machinery. There are a large number of companies offering routing equipment and it is our opinion that the market cannot support all of them. We believe, however, that our ability to offer products that perform a variety of functions and sell at low prices provides us with a competitive advantage but there is no assurance that this is true.

Competition in CNC routers is based upon real and perceived differences
in   equipment  features,  price,  performance,  reliability,  service, marketing, financial strength and product development capability.

We seek to design our products for high levels of performance and reliability while offering them at moderate prices.

Patents, Trade Secrets and Trademarks

We currently hold 26 domestic patents and have applications pending in the United States for 14 additional patents. There is no assurance that any additional patents will be granted. We do not believe that major reliance can be placed on patents for the protection of our products, although patent protection for our newly developed products is increasing.

We rely primarily upon trade secret laws, internal non-disclosure safeguards and restrictions incorporated into our dealership, sales, employment and other agreements to protect our proprietary property and information. In addition, we have proprietary rights arrangements with our employees that provide for the disclosure and assignment by the employee to us of any discovery, invention or improvement relating to our business. While we are unaware of any breach of our security, competitors may develop similar products outside the protection of any measures that we take. In addition, policing unauthorized use of our technology, particularly in foreign countries, may be difficult. We have been unsuccessful in prosecuting two claims in the United States for what we believed were prospective unauthorized use of proprietary rights. We have not been involved in any claims concerning patent infringement.

Our products are marketed under various trademarks, including THERMWOOD, CARTESIAN 5, 91000 SUPERCONTROL, ROUTER ART and PANEL-CAD. We have three trademark registrations and one application for registration in the United States. We also have two foreign trademark registrations and applications for seven foreign registrations.

Employees

As of October 1, 1999, we had 152 full-time employees, of whom 82 were engaged in manufacturing, 16 in marketing, 14 in administration, ten in engineering, sixin research and development, and 24 in technical services. None of our employees is a member of any union or collective bargaining organization. We consider our relationship with our employees to be satisfactory.

Designing and manufacturing our industrial equipment requires substantial technical capabilities in many varied disciplines, ranging from mechanics and computer sciences to mathematics. Although we believe that the capability and experience of our technical staff compare favorably with other similar manufacturers, there is no assurance that we can retain existing employees or attract and hire the type of skilled employees we may need in the future.

Item 2.  Description of Property

Our manufacturing facilities and executive offices are located in a 100,000 square foot building in Dale, Indiana, which we own. We believe that these facilities are in good condition and adequately satisfy our current requirements.

Item 3.  Legal Proceedings

We are aware of no pending or threatened litigation, claims or assessments with respect to us as of July 31, 1999 other than Precision Plastics, Inc. vs. Thermwood Corporation et al, Case No. CIVF-98-5841 OWW DLE, alleging breach of contract, breach of the covenant of good faith and fair dealing, fraud-intentional misrepresentation, fraud-negligent misrepresentation, fraud-concealment of a material fact and rescission, and seeking damages in an amount according to proof and punitive and exemplary damages in an unspecified amount, in connection with the sale of a machine. Counsel is of the opinion that the allegations in the Precision litigation are without merit, we have good defenses and should prevail and that any unlikely adverse judgment in the matter would not have a material effect on our financial affairs.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                   PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock has been traded on the American Stock Exchange since 1989 and on the Pacific Stock Exchange since 1987. The following table sets forth the high and low per share sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended July 31, 1999 and July 31, 1998, and for the interim periods indicated:

Common Stock                Low Sales Price         High Sales Price
1999
     Fourth Quarter             $   4.87                $    7.38
     Third Quarter              $   4.63                $    6.19
     Second Quarter             $   5.63                $    8.13
     First Quarter              $   6.06                $   10.38

1998
     Fourth Quarter             $  7.50                 $  10.06
     Third Quarter              $  7.50                 $   9.12
     Second Quarter             $  9.05                 $  13.10
     First Quarter              $  9.70                 $  14.05

On January 5, 1998 a 5-1 reverse split was effected; the above prices give retroactive effect to the split.

On April 27, 1999, $5,062,882 in principal amount of 12% subordinated debenture bonds due April 27, 2014 were issued in exchange for 460,264 shares of our Common Stock. The bonds were listed on the American Stock Exchange starting April 27, 1999.

As  of  October  12, 1999,   there were approximately  215  holders  of
record of the Common Stock and  985,045 shares outstanding.

We have never paid any dividends on our Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to finance the operation of our business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this section, we explain our financial condition and results of operations for the years ended July 31, 1999, 1998 and 1997.

Results of Operations

Net Sales

Net sales during these periods consisted of:

                     Net Sales by Industry Segment
                            ($ in Millions)

Segment                          1999             1998            1997
                          ----------------  ---------------  -------------
Machining
Products Division - U.S.    $14.8     68%    $15.4    71%    $13.1    74%

Thermwood Europe Ltd.         1.7      8%      1.8     8%      1.0     5%
                            -----    ----    -----   ----    -----   ----
Total  Machining Products    16.5     76%     17.2    79%     14.1    79%

Technical Services Division   5.2     24%      4.6    21%      3.7    21%
                            -----    ----    -----   ----    -----   ----
Net Sales                   $21.7    100%    $21.8   100%    $17.8   100%
                            =====    ====    =====   ====    =====   ====

Net sales for fiscal year 1999 were $21,725,883, a decrease of less than 1% from fiscal year 1998, and a 22% increase from fiscal year 1997. Machine sales for 1999 consisted of $16,534,311 of total net sales compared with $17,181,745 and $14,184,305 for 1998 and 1997, respectively. European sales included in this number for fiscal year 1999 were $1,675,518 or approximately 8% of total net sales compared with $1,734,716 for 1998 and $l,035,484 for 1997. Technical services were $5,191,572 compared with $4,657,784 and $3,660,548 for 1998 and
1997, respectively.

Gross profit in these periods consisted of:

                   Gross Profit by Industry Segment
                            ($ in Millions)

Segment                        1999               1998             1997
                         ---------------   -----------------   -------------
Machining
Products Division - U.S.    $  5.3    63%      $ 6.5   74%     $ 4.8    69%

Thermwood Europe Ltd.           .6     7%         .7    8%        .4     6%
                            ------   ----      -----   ----    -----    ----
Total  Machining Products      5.9    70%        7.2   82%       5.2    75%

Technical Services Division    2.5    30%        1.6   18%       1.7    25%

Total Gross Profit          $  8.4   100%      $ 8.8  100%     $ 6.9   100%
                            ======   ====     ======  ====     ======  ====

Gross profit for fiscal year 1999 was $8,459,968, or 38.94% of net sales. The percentage of current year gross profit to net sales has decreased from last year's 40.48% and increased slightly from 38.84 for 1997. Gross profit for the European operations was $653,096 or 38.98% of net sales compared to $695,121, or 40.48% of net European sales for fiscal 1998 and $374,021 or 36.12% for fiscal 1997. In the current year, the lower gross profit for machining products in the U.S. was affected by a higher turnover of production employees and inexperience in the workforce. We expect the first quarter of fiscal year 2000 to reflect higher margins due to better production efficiency due to a more experienced workforce and improved manufacturing processes. Although we anticipate that gross profit percentages from operations should improve during 2000, no assurance to this effect can be given

The higher gross profit of 48% of net sales for the technical services division in fiscal year 1999 was due to higher sales, primarily consisting of non-warranty and spare parts. Cost of sales for the technical services division in 1999 was lower than in 1998; however, cost of sales in fiscal year 1998 was higher than normal because of higher than normal repair and warranty charges.

Research   and   Development,  Marketing,  General  and  Administrative Expenses

Research   and   development,  marketing,  general  and  administrative
expenses were $7,309,350.in fiscal year 1999, compared to $6,413,160 in 1998 and $4,794,563 in 1997.

These expenses were composed of the following:

         Expense              1999        1998        1997
                            ---------   ----------   ---------
European Operations         $ 832,000   $1,052,000   $ 570,000
Research and Development      570,000      314,000     216,000
Marketing                   2,180,000    1,444,000   1,201,000
General and Administrative  3,727,000    3,603,000   2,808,000

The major portion of the increased research and development, marketing and general and administrative expenses from 1998 to 1999 was attributable to marketing and research and development expenses. These expenses amounted to 38% of total expenses in fiscal 1999 compared to approximately 27% of total expenses in fiscal year 1998. At the same time that marketing and research and development expenses increased in the United States, European administrative expenses of $832,000 decreased approximately $220,000 from $1,052,000 in 1998. This decrease resulted primarily from a different approach to advertising and show expense and the closing of the Vienna office. European expenses in fiscal 1997 were not for a full year. Increased wages and benefits and legal expenses related to an uncompleted 1-for-37,000 reverse stock split also contributed to the higher level of expenses in the United States.

Interest expense for fiscal year 1999 was $379,642, an increase of $147,895 from 1998 and an increase of $303,956 from 1997. The increase from 1997 is due to interest on a $3.5 million line of credit from Dubois County Bank proceeds from which we used to repurchase preferred stock in the amount of $2,546,320. Additionally, approximately $160,000 was for interest on the 12% debentures issued in 1999 which are due in 2014.

Operating  income  for  fiscal year 1999  was  $1,150,618  compared  to operating  income  of  $2,428,463 and  $2,111,353  in  1998  and  1997, respectively. The decrease in operating income in 1999 from 1998 and 1997 resulted primarily from increased research and development,
marketing,  and  general  and administrative  expenses.   The  European
operations had an operating loss of $178,849 for fiscal year 1999 compared to $356,644 and $195,971 for 1998 and 1997, respectively. Fiscal year 1999 net earnings were $637,913, compared to net earnings
of  $1,317,886 and $1,235,824 in 1998 and 1997, respectively.   Federal
income tax expense for fiscal year 1999 was $206,000 compared to $848,000 and $819,000 for fiscal years 1998 and 1997, respectively. Income taxes were less than expected because of our utilization of remaining tax carryforwards.

Liquidity and Capital Resources

At July 31, 1999, our working capital was $3,061,769 compared to $5,324,458 at July 31, 1998. We had a positive cash flow from operating activities for the 1999 fiscal year in the amount of $1,047,747. Net earnings of $637,913, along with the add-back of other non-cash expenses such as depreciation and amortization of $535,015, and an increase in customer deposits contributed to a positive cash flow. However, an increase in accounts receivable decreased cash resources.

During fiscal year 1998, our investing activities consisted primarily of a 20,000 square foot addition to the production area and additional machinery purchased to increase efficiency and capacity. Expenditures for fixed assets in the 1999 fiscal year were for normal replacements and purchases of labor-saving equipment for production along with the purchase of new software and hardware for us to become Y2K compliant.

Principal payments on lease obligations during the 1999 fiscal year were for leased office equipment. Cash outflows from financing activities included bond issuance costs of $502,000 and the repurchase of bonds with a face value of $147,400 at a cost of $112,761.

On  September  4,  1998,  we filed a preliminary  proxy  statement  and
Schedule 13E-3 with the Securities and Exchange Commission relating to a reverse stock split (and proposed a modified 1-for-37,000 exchange ratio). We also proceeded with steps to obtain financing for the transaction. We intended to borrow $14,000,000 to finance the reverse stock split. On October 16, 1998, we determined that we were unable to obtain acceptable financing for the reverse stock split and decided not to proceed with the transaction. All professional fees related to this transaction were expensed in fiscal year 1999.

On September 3, 1998, we entered into an option to purchase the shares of Common Stock held by Edgar Mulzer, a major shareholder and director , during a period commencing November 1, 1999 and ending October 31,
2002 for a price equivalent to $15.50 per share. This agreement was contingent upon the 1-for-37,000 reverse stock split being successfully completed. Since the Board decided not to proceed with the reverse stock split, the option agreement between us and Mr. Mulzer terminated. On February 4, 1999, Mr. Mulzer gave us an option to purchase his shares at a price of $15.00 per share. We can exercise this option at any time after January 1, 2002 and before January 1, 2004. We paid Mr. Mulzer $5,000 for this option.

Shareholders' equity decreased as a result of our acquisition in April 1999 of an aggregate of 460,264 shares of our Common Stock from our shareholders in exchange for 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. The debentures were discounted using an effective interest rate of 22% resulting in a net increase in bonds payable and a decrease in Common Stock of $2,889,700.

Year 2000 Issues

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

During the assessment phase, we identified computer-related systems and software with potential Year 2000 problems. In the first quarter of fiscal 1999, we began corresponding with the vendors that had not supplied Year 2000 statements, requesting the Year 2000 compliance status of their products. Responses received to date from vendors have not indicated any Year 2000 problems. We have identified alternative vendors should our current vendors fail to perform due to Year 2000 problems; however, use of some of these vendors would be inconvenient and could be costly. Moreover, we have not contacted these alternate vendors to determine whether they are Year 2000 compliant.

As a precaution, we plan to stock additional inventory from our non-U.S. vendors prior to the beginning of the year 2000.

One mission-critical system, the inventory shop floor control software, was not Year 2000 compliant. This software tracked incoming orders, inventory levels, material requirements planning, shop floor control, labor tracking, shipping and administrative and financial tracking functions. We have purchased a new system that is Year 2000 compliant and, in our judgment, superior to the system we were using. The new system was installed during the fourth quarter of fiscal 1999. Upgrades to all of the non-mission critical systems have been completed as of July 31, 1999.

We estimate that the replacement or remedial costs for our Year 2000 compliance issues will be less than $150,000 and will consist of software and hardware upgrades that include new features which are combined with Year 2000 corrections. The majority of these costs have been expensed as incurred or capitalized and depreciated, as appropriate, during fiscal 1999.

We have tested the machine control systems and related computer software which we sell and we believe that such equipment is Year 2000 compliant.

We estimate that the worst case Year 2000 issue scenario would occur if the new inventory shop floor control software is not Year 2000 compliant. At that point, we would look to alternate vendors. We believe that there are a number of alternate vendors that claim to have Year 2000 compliant software. In the event that we are unable to integrate Year 2000 compliant software from any of these vendors, we would be forced to hire additional staff and return to manual methods of tracking inventory and purchasing raw materials. We believe that we could implement this contingency plan within a short period of time. However, until such time as this contingency plan took effect, our ability to manufacture could be materially disrupted. In addition, during the time that we were required to operate under this plan, our results of operations would be adversely affected primarily due to the resulting increased administrative expense, and higher raw materials inventory levels that would be needed to assure that we would have sufficient raw materials to avoid disruption of production.

Item 7.  Financial Statements

The information called for by this Item 7 is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Certain information about our directors and officers is contained in the following table:

Name                      Age                Position
-----------------------  ----   ---------------------------------------------
Kenneth J. Susnjara (1)   52    Chairman  of the Board, President and Director

Linda S. Susnjara (1)     50    Secretary and Director

Michael P. Hardesty       45    Vice President of Engineering

Rebecca F. Fuller         49    Treasurer

David J. Hildenbrand      42    Vice President of Sales

Richard Kasten            47    Vice President of Technical Services

Donald L.Ubelhor          42    Vice-President of Manufacturing

Peter N. Lalos (2)        65    Director

Edgar Mulzer (2)          81    Director

Lee Ray Olinger (2)       72    Director

(1)  Mr. and Mrs. Susnjara are husband and wife.

(2) Member of the Incentive Stock Option Committee, Non-Qualified Stock Option Committee, Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors.

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Each director receives compensation in the amount of $1,000 plus $100 for each $100,000 in profit for the previous quarter for attending each of the four directors' meetings and is reimbursed for all related expenses.

Mr. Susnjara co-founded Thermwood in 1969 and has been a director since inception and Chairman, President and Chief Executive Officer since 1971. He also served as Treasurer prior to March 1979 and again from October 1983 to June 1985. He has devoted his full time to our business except for a brief period in 1985 when he acted as our distributor. Mr. Susnjara is the author of books on furniture manufacturing entitled Furniture Manufacturing in the New Millennium and Three-Dimensional Trimming and Machining and a book on industrial robotics entitled A Manager's Guide to Industrial Robotics. See Item
12. ("Certain Relationships and Related Transactions.)

Mrs. Susnjara has been a director since 1985 and Secretary since 1989. She is and has been since 1985 the President of Automation Associates, Incorporated, a dealer of our industrial products. See Item 12. "Certain Relationships and Related Transactions." Mrs. Susnjara is not active in our business.

Mr. Hardesty has been our Vice President of Engineering since August 1988. He joined us in 1975 and was employed first as a project engineer, then project manager and then general manager until July 1980 when he was promoted to Vice President of Operations. He served in that capacity until May 1985 when he became Vice President of the Machining Products Division, a position he held until assuming his current position in 1988.

Mrs. Fuller joined us in 1981 and was promoted to accounting manager in 1983 and controller in 1985. She assumed her current position as Treasurer in July 1993.

Mr. Hildenbrand became a Vice President in August 1988. Previously, we had employed him in various technician and sales manager positions since 1977. He has also been a director of Thermwood Europe Ltd., one of our wholly owned subsidiaries, since July 1996.

Mr. Ubelhor became Vice-President of Manufacturing in August 1997. Previously, he had been our Production Manager since 1993.

Mr. Kasten became a Vice President in December 1993. Previously, we had employed him as a manager of applications since 1990.

Mr. Lalos has been engaged in the private practice of law in Washington D.C. since 1961 and is the senior partner in the law firm of Lalos & Keegan. He served as Secretary from September 1981 until December 1989 and as a director from April 1981 until July 1986. He was reelected to the Board of Directors in December 1989. See Item 12. "Certain Relationships and Related Transactions."

Mr. Mulzer was Chairman of the Board of the Dale State Bank, a commercial bank in Dale, Indiana, from 1970 through 1993. He is currently retired. He became a director in September 1974 and has served continuously in that capacity to the present. See Item 12. "Certain Relationships and Related Transactions" in relation to an option we have purchased from Mr. Mulzer on February 4, 1999, to purchase his shares at a price of $15.00 per share. We can exercise this option at any time after January 1, 2002 and before January 1, 2004. We paid Mr. Mulzer $5,000 for this option.

Mr. Olinger has been a director since December 1989. He has been a director since 1949 and Chairman of the Board since 1986 of First Bank of Huntingburg, a commercial bank in Huntingburg, Indiana.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16 (a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 1999.


Item 10. Executive Compensation

The following table sets forth the annual remuneration paid during the fiscal years ended July 31, 1999, 1998 and 1997 to our Chief Executive Officer and to each of our executive officers whose total fiscal 1999 remuneration exceeded $100,000 and to all officers as a group.

Summary Compensation Table
                                              Annual compensation
                                        -------------------------------
                                                           Other annual
Name and principal position    Year    Salary     Bonus    compensation (1)
---------------------------   -----    --------- --------- ------------

Kenneth J. Susnjara,           1999    $108,000  $130,814      $3,500
  Chairman of the Board,       1998     108,000   146,664       6,400
  President and director       1997      63,000    83,242       3,700

Michael  Hardesty,             1999      48,000    91,574           0
  Vice-president Engineering   1998      48,000   100,565           0
                               1997      48,000   102,165           0

David Hildenbrand              1999      45,000    70,518           0
  Vice-president Sales         1998      45,000   122,239           0
                               1997      45,000   116,779           0

Rebecca Fuller, Treasurer      1999      40,000    78,491           0
                               1998      40,000    86,199           0
                               1997      40,000    87,570           0
All other officers as a group:
(2) persons                    1999      80,000    74,957           0
(2) persons                    1998      80,000    78,893           0
(1) person                     1997      40,000    29,172           0


  (1)  Other annual compensation represents directors' fees paid to Mr.
Susnjara.

  Stock options for an additional 4,000 shares were issued to an officer under the Qualified Stock Option Plan in fiscal year 1998 at prices in excess of then current market prices. At July 31, 1999, the exercise prices of some of the unexercised options were less than the market
price  of  our  Common  Stock.   On  September  6,  1994,  registration
statements on Form S-8 were filed with the Securities and Exchange Commission under the Securities Act of 1933 in connection with the registration of shares of our Common Stock under our Employee Incentive Stock Option Plan and Non-Qualified Stock Option Plan.

In 1985 the Board of Directors appointed Mr. Susnjara to the position of President and Chief Executive Officer. In this position, he is to receive a bonus based on our pre-tax profits as set forth below. See "-Profit Sharing Plan" below.

Certain other officers may be entitled to participate in our profit sharing plan. See "-Profit Sharing Plan" below.

Profit Sharing Plan.

In 1985, we instituted a management profit sharing plan. This plan was continued in an amended form for fiscal year 1999. Covered under the plan are the Chairman, the President, Vice President of Engineering, Vice President of Sales, Vice President of Technical Services, Vice President of Manufacturing, the Treasurer and various departmental managers.

Under the plan, the Chairman is entitled to 5% of corporate operating income. The Vice President of Sales and Vice President of Technical Services each are entitled to 5% of the divisional operating income. The Vice President of Manufacturing and the Treasurer are each entitled to receive 2% and 3%, respectively, of the Corporate operating income. Any divisional losses are to be subtracted from these amounts so that the total bonus paid does not exceed 25% of operating income.

Department managers are entitled to various bonuses based upon productivity of their departments. Payments due under the plan accrue for each six-month period and are thereafter paid in six monthly installments. Vesting of rights under the plan requires eligible participants to be continually employed through the payment dates. Divisional losses of a fiscal year must be recouped in the succeeding year, or years, in order to be eligible for profit sharing earnings in the succeeding year(s).

Incentive Stock Option Plan.

Under our Employee Incentive Stock Option Qualified Plan (the "Qualified Plan"), options to purchase a maximum of 80,000 shares of our Common Stock may be granted to officers and other key employees. Options granted under the Qualified Plan are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code.

The Qualified Plan is administered by the Board of Directors and a Committee currently consisting of three members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise prices. In the event an optionee voluntarily terminates his employment with us, he has the right to exercise his accrued options within 5 days prior to such termination. However, we may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he also has the right to exercise his accrued options within 30 days of termination. Upon death, his estate or heirs have one year to exercise his accrued options. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of our shares on the date the option is granted. However, options granted to persons owning more than 10% of our voting shares may not have a term in excess of five years and the option price per share may not be less than 110% of fair market value at the date the option is granted.

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

Between December 1991 and August 1997, we granted ten year options to acquire 50,600 shares of our Common Stock at exercise prices ranging from $5.00 to $10.66 under the Qualified Plan to 20 of our employees. All of these options are exercisable as of the date hereof.

Non-qualified Stock Option Plan.

Under  our   Non-qualified Stock Option Plan,  options  to  purchase  a maximum of 70,000 shares of our Common Stock may be granted to officers, directors, and other key employees.

The Non-qualified Stock Option Plan is administered by the Board of Directors and a committee of three members of the Board which determines which persons are to receive such options, the number of shares that may be purchased under the options, the exercise prices, the time and manner of exercise and other related matters.

In the event an optionee voluntarily terminates his employment or tenure with our consent or his employment or tenure is terminated by us without cause, he generally has the right to exercise his accrued options within 30 days after such termination unless the Committee elects other time periods. In all other cases of termination of the optionee's employment or tenure other than death, said options shall cease immediately. Upon death, his estate or heirs have one year to exercise his accrued options.

The Committee may grant an optionee the right to surrender all or a portion of his accrued options to us and receive from it the difference between the option price and the then fair market value. Options become exercisable in 25% installments each year beginning in the
second  year  through  the  fifth  year.   Options  are  generally  not
transferable and are conditioned upon the optionee remaining in our employ for at least one year from the date of their grant. Under the NSO Plan, no option may be granted after January 1, 2005 and the exercise price of such options may not be less than the then fair market value. It is within the Committee's discretion to grant anti-dilution provisions to each optionee. Under present federal income tax law, an employee, officer or director who is granted an option will not have any income upon the grant of an option and we will not be entitled to any deduction at that time. When an optionee exercises his option, ordinary income will be realized by him, measured by the excess of the fair market value of the shares over the price paid for the shares. We will be entitled to a deduction equal to the amount of income realized by the holder of the option. If the optionee surrenders all or part of his option for a cash or Common Stock payment, he will realize ordinary income in the amount of cash or fair market value of stock received. We will be entitled to a deduction equal to the amount of income realized by the optionee.

As of July 31, 1999 options to acquire 40,000 shares of our Common Stock at an average exercisable price of $8.91 per share have been granted under the Non-qualified Stock Option Plan to four of our
directors   and   officers.   Currently  all  of  these   options   are
exercisable.

Other options.

There are options to purchase an additional 120,000 shares held by our President. These options extend through October 18, 2005 and permit the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share.

Section 401(k) Plan

We adopted a tax-qualified cash savings plan (the "401(k) Plan") which became effective in October 1989. This Plan covers all employees who have completed 12 months of continuous service prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral (before tax) contributions of up to 15% of their total compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. We also make a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8% of employees' salaries.

The 401(k) Plan also includes provisions which authorize us to make discretionary contributions. Such contributions, if made, are allocated among all eligible employees as determined under the 401(k) Plan. The trustee under the 401(k) Plan is Merrill Lynch of
Evansville, Indiana. It invests the assets of each participant's account in funds at the direction of such participant.


Item   11.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management:

The following table sets forth certain information regarding our Common Stock ownership, including shares issuable upon conversion of outstanding debentures and upon exercise of options owned as of July 31, 1999 by

(a) each person known by us to own beneficially more than 5% of our outstanding Common Stock,

(b) each director, and

(c) all officers and directors as a group:

                                                 Shares Owned
                                                   Including
                                                     Those
                                     Percentage    Underlying    Percentage of
Names and Addresses       Shares      of Total    Exercisable        Total
of Beneficial Owners      Owned at   Outstanding  Options and     Outstanding
                          July 31,     Shares     Convertible    Shares Owned
                           1999        Owned       Securities

Kenneth J. Susnjara(1)
 And Linda Susnjara        261,420 (2)   26.54       411,420           34.29

Edgar Mulzer
401 10th Street
Tell  City, Indiana 47586  208,052 (3)   21.12       218,052           18.18

Peter N. Lalos
14312 Darnstown Road
Gaithersburg,
Maryland  20878              8,000        0.81        22,000            1.83

Lee Ray Olinger
c/o First Bank of
Huntingburg
4th and Main Street
Huntingburg, IN  47542           0           0             0               0

All Officers and
Directors as a Group
 (9 persons)               481,002       48.83       676,002           56.35

(1) The address of these shareholders is care of Thermwood, Old Buffaloville Road, P.O. Box 436, Dale, Indiana 47523.

(2) These shares are owned jointly by Mr. and Mrs. Susnjara who are husband and wife. Accordingly, each may be deemed to be a beneficial owner of the securities owned by the other.

(3) Mr. Mulzer has given us an option to purchase all of these shares during the two-year period commencing on January 1, 2002. Please read the information under the heading "Certain Relationships and Related Transactions" for an illustration of how exercise of that option would affect ownership and control of Thermwood.

Item 12. Certain Relationships and Related Transactions:

Transactions With Edgar Mulzer

On February 4, 1999, Edgar Mulzer, a director and major shareholder who is not active in our management, gave us an option to purchase his shares at a price of $15.00 per share. We can exercise this option at any time after January 1, 2002 and before January 1, 2004. We paid Mr. Mulzer $5,000 for this option. We have secured this option to further our plans to assure that control of Thermwood remains with Kenneth and Linda Susnjara.

Transactions with Mr. & Mrs.  Susnjara

Mr. and Mrs. Susnjara are the owners of Automation Associates Incorporated, a dealer of our machine products. The agreement between us and Automation Associates contains the same terms and conditions as with our other dealers. We sold no products to Automation Associates during fiscal year 1999, but paid Automation Associates $669,125 in commissions during the year for assisting in effecting sales of approximately $4,500,000. This amount represents approximately 25% of our gross sales for fiscal year 1999. Automation Associates also leases space from us at what we believe is a fair market rate. Rental payments were $2,400 during fiscal years 1999 and 1998.

Transactions with Peter Lalos

Lalos & Keegan, a law firm in which Mr. Lalos is the senior partner, accrued fees of $183,000, $95,000, and $77,000, for the fiscal years 1999, 1998, and 1997, respectively. All outstanding balances have been paid subsequently.

We believe that the terms of the transactions between us and our affiliated parties as described in this section are as fair as those which we would have obtained if these transactions had been effected with independent third parties. Each transaction was approved by a majority of the disinterested directors. In the future, all such transactions will continue to be approved by a majority of the disinterested directors.

Recent Stock Transactions by Affiliates

We have not purchased any shares of our Common Stock since August 1, 1996. Edgar Mulzer purchased on the open market 340 shares at $7.81 per share and 2,000 shares at $7.20 per share in December 1996. Mr. and Mrs. Susnjara purchased on the open market 400 shares at $7.625 per share on May 1, 1998, 400 shares at $7.625 on May 4, 1998, and 600 shares at $7.625 per share on May 5, 1998. In addition, Mr. and Mrs. Susnjara converted debentures into 10,000 shares of Common Stock on September 2, 1998. Peter Lalos purchased 620 shares at $7.80 and 40 shares at $8.80 per share in May 1997 and 200 shares at $12.35 per share and 140 shares at $12.40 per share in November 1997. These are the only transactions in our shares effected by such individuals since August 1, 1996.

To our knowledge, neither we nor any of our affiliates, directors or executive officers has purchased or sold any Common Stock in the last sixty days.

                              PART   IV

Item 13.  Exhibits and Reports on Form 8-K:

(a)  The following documents are filed as a part of this report:
     1.  Financial Statements:

     Index  to  Financial Statements:                              Page
                                                                Reference
     Independent Auditors' Report                                      21

     Financial Statements:
      Consolidated Balance Sheets  -  July 31, 1999 and 1998           22

      Consolidated Statements of Operations  - Years ended
      July 31, 1999, 1998 and 1997                                     24

      Consolidated Statements of Shareholders' Equity -  Years
      Ended July 31, 1999, 1998 and 1997                               25

      Consolidated Statements of Cash Flows - Years ended
      July 31, 1999, 1998 and 1997                                     26

      Notes to Consolidated Financial Statements                       27

All other schedules are omitted because they are not required, or are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K:

        None.

(c)        Exhibits:

        None.





                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
October 28, 1999              /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principle Executive
                              Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Thermwood Corporation and in the capacities and on the dates indicated:

Date:
October 25, 1999              /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principal Executive
                              Officer)

Date:
October 25, 1999              /s/ Rebecca F. Fuller
                              Rebecca  F.  Fuller, Treasurer (Principal
                              Financial and Accounting Officer)

Date:
October 25, 1999               /s/ Linda S. Susnjara
                              Linda S. Susnjara, Secretary

Date:
October 25, 1999              /s/ Peter N. Lalos
                              Peter N. Lalos, Director

Date:
October 25, 1999              /s/ Edgar Mulzer
                              Edgar Mulzer, Director

Date: October 25, 1999

                              Lee Ray Olinger, Director



                     INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying consolidated balance sheets of Thermwood Corporation and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermwood Corporation and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP
Indianapolis, Indiana
September 10, 1999






                          THERMWOOD CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                         July 31
                                                 1999             1998
                                           -------------     -------------
                Assets

Current assets

    Cash                                    $     80,941     $    115,937
    Accounts receivable, less allowance for
      doubtful accounts of $68,000 for
      1999 and $20,000 for 1998                1,902,865        1,673,826
    Income taxes recoverable                     135,457                0
    Inventories                                5,266,765        5,359,182
    Deferred income taxes                        655,000          694,000
    Prepaid expenses                             422,536          491,209
                                            ------------     ------------
         Total current assets                  8,463,564        8,334,154
                                            ------------     ------------

Property and Equipment

   Land                                           73,260           73,260
   Buildings and improvements                  2,051,882        1,977,659
   Furniture and equipment                     3,503,586        3,131,306
   Construction in progress                            0            6,257
                                            ------------     ------------
     Less accumulated depreciation            (2,861,869)      (2,540,992)
                                            ------------     ------------
         Net property and equipment            2,766,859        2,647,490
                                            ------------     ------------
Other assets

   Patents, trademarks and other                 145,608          139,933
   Bond issuance costs less
     accumulated amortization                    481,179            4,089
   Deferred income taxes                         325,000          199,000
                                            ------------     ------------
         Total other assets                      951,787          343,022
                                            ------------     ------------
Total assets                                $ 12,182,210     $ 11,324,666
                                            ============     ============


See accompanying notes to consolidated
financial statements.





                          THERMWOOD CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                       July 31
                                                1999             1998
                                           --------------   ---------------
Liabilities and Shareholders' Equity

Current liabilities

     Accounts payable                       $  1,144,634     $  1,136,896
     Accrued compensation and payroll taxes      286,907          498,224
     Customer deposits                         1,080,337          816,315
     Other accrued liabilities                   656,849          552,066
     Current portion of capital lease
        obligations                               36,748            6,195
     Note payable to bank                      2,196,320                0
                                            ------------     ------------
           Total current liabilities           5,401,795        3,009,696
                                            ------------     ------------

Long-term liabilities,  less current
portion

     Capital lease obligations                    70,777                0
     Note payable to bank                              0        2,196,320
     Debentures payable, net of
       unamortized discount of
       $2,107,345 for 1999 and
       $10,450 for 1998                        2,913,184          170,550
                                            ------------     ------------
           Total long-term liabilities         2,983,961        2,366,870
                                            ------------     ------------
Shareholders' equity
   Common stock, no par value,
   4,000,000 shares authorized,
   985,045 and 1,431,109 shares
   issued and outstanding for 1999
   and 1998, respectively                      7,953,077       10,742,636
     Accumulated deficit                      (4,120,998)      (4,758,911)
                                            ------------     ------------
                                               3,832,079        5,983,725
     Less subscriptions receivable                35,625           35,625
                                            ------------     ------------
           Total shareholders' equity          3,796,454        5,948,100
                                            ------------     ------------
Total liabilities and shareholders' equity  $ 12,182,210     $ 11,324,666
                                            ============     ============


See accompanying notes to consolidated
financial statements.






                             THERMWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended July 31
                                       1999        1998          1997
                                   ------------  -----------  ------------
Sales
    Machine sales                   $19,430,750  $20,199,191  $16,420,313
    Technical services                5,191,572    4,657,784    3,660,548
                                   ------------  -----------  -----------
                                     24,622,322   24,856,975   20,080,861
   Less commissions                   2,896,439    3,017,446    2,301,446
                                   ------------  -----------  -----------
Net sales                            21,725,883   21,839,529   17,779,415
                                   ------------  -----------  -----------
Cost of sales
    Machines                         10,563,563    9,981,401    8,841,911
    Technical services                2,702,352    3,016,505    2,031,588
                                   ------------  -----------  -----------
Total cost of sales                  13,265,915   12,997,906   10,873,499
                                   ------------  -----------  -----------
        Gross profit                  8,459,968    8,841,623    6,905,916

Research and development,
  marketing, administrative and
  general expenses                    7,309,350    6,413,160    4,794,563
                                   ------------  -----------  -----------
        Operating income              1,150,618    2,428,463    2,111,353
                                   ------------  -----------  -----------
Other income (expense):
   Interest expense                    (379,642)    (231,747)     (75,686)
   Other                                107,098      (30,830)      19,157
                                   ------------  -----------  -----------
   Other expense, net                  (272,544)    (262,577)     (56,529)
                                   ------------  -----------  -----------
       Earnings before income
         taxes and extraordinary loss   878,074    2,165,886    2,054,824

Income tax expense                     (206,000)    (848,000)    (819,000)
                                   ------------  -----------  -----------
       Earnings before
         extraordinary loss         $   672,074  $ 1,317,886  $ 1,235,824
                                   ------------  -----------  -----------
Extraordinary loss on repurchase of
   bonds, net of income tax
   benefit of $11,000                   (34,161)           0            0
                                   ------------  -----------  -----------
        Net earnings                $   637,913  $ 1,317,886  $ 1,235,824
                                   ============  ===========  ===========
Earnings per share:
Basic                                    $0.49        $0.89         $0.70
Diluted                                  $0.49        $0.86         $0.69
                                   ============  ===========  ===========


See accompanying notes to
consolidated financial statements

                          THERMWOOD CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Preferred Stock      Common Stock
                                                       Subscriptions Accumulated
                 Shares   Amount    Shares     Amount   Receivable     Deficit
               -------- ---------- --------- ----------- --------- -----------
Balances at
 July 31, 1996  900,000 $3,097,120 1,307,709 $10,190,404 ($28,125) ($6,984,162)

Subscriptions
 received             0          0         0           0    3,375            0

Preferred
 dividends paid       0          0         0           0        0     (285,204)

Redemption of
 preferred
 stock         (162,000)  (550,800)        0           0        0            0

Conversion of 12%
 debentures, net
 of related bond
 issuance costs
 and unamortized
 discount             0          0    92,400     408,881         0           0

Net earnings          0          0         0           0         0   1,235,824
             ---------- ---------- --------- ----------- --------- -----------
Balances at
 July 31, 1997  738,000 $2,546,320 1,400,109 $10,599,285  ($24,750)($6,033,542)
             ---------- ---------- --------- ----------- --------- -----------
Subscriptions
 received             0          0         0           0    19,125           0

Preferred
 dividends paid       0          0         0           0         0     (43,255)

Redemption of
 preferred
 stock         (738,000)(2,546,320)        0           0         0           0

Conversion of 12%
 debentures, net
 of related bond
 issuance costs and
 unamortized
 discount             0           0   24,000     108,351         0           0

Exercise of
 qualified stock
 options              0           0    1,000       5,000         0           0

Exercise of other
 stock options        0           0    6,000      30,000   (30,000)          0

Net earnings          0           0        0           0         0   1,317,886
                 --------- -------- -------- ----------- --------- -----------
Balances at
 July 31, 1998        0           0 1,431,109 $10,742,636 ($35,625)($4,758,911)
                 --------- -------- --------- ----------- -------- -----------
Conversion of 12%
 debentures, net
 of related bond
 issuance costs
 and unamortized
 discount             0           0    14,200      65,775        0           0

Conversion of
 common stock to
 12% bonds due 2014   0           0  (460,264) (2,855,334)       0           0

Net earnings          0           0         0           0        0     637,913
                ------- ----------- --------- ----------- -------- -----------
Balances at
 July 31, 1999        0           0   985,045  $7,953,077 ($35,625)($4,120,998)
                ======= =========== ========= =========== ========= ==========

 See accompanying notes to consolidated financial statements.

                           THERMWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended July 31
                                       1999          1998           1997
                                   ------------  -------------  -------------
 Cash Flows From Operating
 Activities:

 Net earnings                         $ 637,913    $1,317,886    $1,235,824
 Adjustments to reconcile net
 earnings to net cash
  provided by operating activities:
    Depreciation and amortization       535,015       368,261       338,274
    Provision for inventories           165,000        68,000             0
    Gain on disposal of equipment             0        48,936             0
    Deferred income taxes              (87,000)     1,109,000       412,000
    Changes in operating assets
     and liabilities:
      Accounts receivable             (229,039)       128,743      (990,029)
      Inventories                      (72,583)      (809,181)   (1,288,664)
      Prepaid expenses and
       other assets                    (66,784)      (118,922)      (32,864)
      Accounts payable and other
       accrued expenses                (98,797)      (798,976)    1,704,136
      Customer deposits                264,022        (90,795)      413,101
                                     ---------     ----------    ----------
 Net cash provided by
    operating activities             1,047,747      1,222,952     1,791,778
                                     ---------     ----------    ----------
 Cash Flows From Investing Activities:

 Purchases of patents,
   property and equipment             (459,043)    (1,242,887)     (457,599)
                                     ---------     ----------     ---------
 Net cash used by
   investing activities               (459,043)    (1,242,887)     (457,599)

 Cash Flows From Financing Activities:

 Principal payments on
   lease obligations                    (8,915)        (7,478)       (8,065)
 Redemption of debentures             (112,761)             0             0
 Bond issuance costs                  (502,024)             0             0
 Redemption of preferred stock               0     (2,546,320)     (550,800)
 Payment of dividends on
   preferred stock                           0        (43,255)     (285,204)
 Note payable to bank                        0      2,196,320             0
 Proceeds from subscriptions receivable      0         19,125         3,375
 Proceeds from exercise of stock options     0          5,000             0
                                     ---------     ----------   -----------
 Net cash used by financing
    activities                        (623,700)      (376,608)     (840,694)
                                     ---------     ----------   -----------
 Increase (decrease) in cash           (34,996)      (396,543)      493,485

 Cash at beginning of year             115,937        512,480        18,995
                                     ---------     ----------   -----------
 Cash at end of year                 $  80,941     $  115,937   $   512,480
                                     =========     ==========   ===========

 See accompanying notes to consolidated
 financial statements.

                   THERMWOOD CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General:

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiaries, Thermwood Europe Limited, a United Kingdom company, CNC Carolina, Inc., a dealer in North Carolina, and Thermwood Capital Corporation, a leasing company (together, the "Company" or "Thermwood"). There was no revenue generated in 1999 or 1998 from Thermwood Capital Corporation, a leasing company.

Thermwood operates within a single industry called industrial automation equipment, and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. One dealer accounted for approximately 25% of the Company's business in fiscal 1999; however, no customer accounted for more than 10% of sales in fiscal 1999, 1998 or 1997. The loss of any large dealer could have a material adverse effect on the Company's business.

Thermwood also offers a variety of technical services. These services include training, installation assistance, preventive maintenance and upgrading and enhancement of installed products as technology advances. The Technical Services Division also has responsibility for the quality control of the Company's machine products during their manufacture.
Technical services are marketed to current customers as well as to companies that purchase Thermwood equipment in the used market. Sales and service by the Technical Services Division in fiscal year 1999 amounted to approximately 24% of total gross sales

Thermwood's machining systems are utilized principally in the woodworking, plastics and boating industries. The Company is not dependent upon a single supplier or only a few suppliers.

Principles of Consolidation:

All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates and Assumptions:

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenues and Warranties:

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are shipped. Technical services revenues are recognized when the services are performed. Revenues on long-term upgrade and warranty agreements are recognized ratably over the life of the related agreement. Estimated costs of product warranties are charged to cost of sales at the time of sale.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:

Property and equipment are recorded at cost for assets purchased and at the present value of minimum lease payments for assets acquired under capital leases. The carrying value of property and equipment is assessed when factors indicating an impairment are present. If an impairment is present, the assets are reported at the lower of carrying value or fair value. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets, as shown below:

               Buildings and improvements         10 to 30 years
               Equipment                           3 to 10 years

Depreciation expense for 1999, 1998 and 1997 was $414,746, $345,890 and $304,716, respectively.

Research and Development:

Research and development costs are expensed as incurred. Expenditures for research and development were approximately $570,000, $314,000 and $216,000 during 1999, 1998 and 1997, respectively.

Customer Deposits:

Customer deposits are recorded as a current liability with no offset against costs incurred on work-in-process. As of July 31, 1999 and 1998, substantially all of the deposits had no incurred work-in-process cost.

Earnings Per Share:

Earnings per share for each of the three years ended July 31 were determined as follows:

                       1999               1998                   1997
                -----------------  ---------------------  -------------------
                 Basic   Diluted     Basic    Diluted       Basic    Diluted
                -------- --------  --------- -----------  --------- ---------
Earnings:

Earnings before
 extraordinary
 loss           $672,074 $672,074  $1,317,886 $1,317,886  $1,235,824 $1,235,824

Less preferred
 stock dividend        0        0     (43,255)   (43,255)   (285,204)  (285,204)

Add interest
 expense on
 convertible
 debentures            0    13,830          0     47,180           0     62,580

Add amortization of
 discount on
 debentures and
 issuance costs        0     2,490          0      4,701           0     13,120

Income tax effects
 of earnings
 adjustments           0    (6,528)         0    (19,196)          0    (28,009)

Earnings available
 to common
 shareholders    672,074   681,866  1,274,631  1,307,316     950,620    998,311

Extraordinary loss,
 net of tax benefit
 of $11,000      (34,161)  (34,161)         0          0           0          0
                -------- --------- ---------- ---------- ----------- ----------
Net earnings
 available to
 common
 shareholders   $637,913  $647,705 $1,274,631 $1,307,316    $950,620   $998,311
               ========= ========= ========== ========== =========== ==========
Weighted-average
shares:

Outstanding    1,290,521 1,290,521  1,424,676  1,424,676   1,349,143  1,349,143


Incremental
 shares related
 to dilutive
 stock options         0     9,300          0     55,872           0     36,255

Incremental shares
 related to
 convertible bonds     0    22,000          0     36,200           0     60,200
               --------- --------- ---------- ---------- ----------- ----------
Total weighted-
 average
 shares        1,290,521 1,321,821  1,424,676  1,516,748   1,349,143  1,445,598
               ========= ========= ========== ========== =========== ==========
Earnings per share:

Income before
 extraordinary
 earnings          $0.52     $0.52      $0.89     $0.86       $0.70      $0.69

Extraordinary loss,
 net of income
 taxes              (.03)     (.03)         0         0           0          0
               ---------  --------  ---------  --------  ----------  ---------
Net earnings       $0.49     $0.49      $0.89     $0.86       $0.70      $0.69
               =========  ========  =========  ========  ==========  =========

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

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:
                                                   1999              1998

                      Finished goods            $     937,662    $    651,398
                      Work-in-process               1,112,684       1,541,258
                      Raw materials                 3,216,418       3,166,526
                                                -------------    ------------
                                                $   5,266,765    $  5,359,182

NOTE C -- LEASES:

Amounts included in property and equipment at July 31, 1999 and 1998 relating to capital leases are as follows:

                                                      1999            1998
                                                  -----------      ----------
                      Furniture and equipment      $  110,245      $   17,081
                                                  -----------      ----------
                                                      110,245          17,081
                      Less accumulated amortization    (3,062)        (13,095)
                                                  -----------      ----------
                                                   $  107,183       $   3,986
                                                   ==========      ==========

Future minimum lease payments as of July 31, 1999  are as follows:

                                                    Capital          Operating
                      Years ending July 31:          Leases           Leases
                      ---------------------        ----------       ----------
                               2000                $   41,460       $ 127,100
                               2001                    41,460         127,100
                               2002                    37,994         127,100
                               2003                         0         127,100
                               2004                         0         127,100
                                                    ---------       ---------
                      Total minimum lease payments  $ 120,914       $ 635,500
                        Less amounts representing
                         interest at an interest
                         rate of 8%                   (13,389)
                                                    ---------
                                                    $ 107,525
                                                    =========

Total operating lease expense for 1999, 1998 and 1997 was $127,000, $119,000 and $44,000 respectively.

NOTE D -- NOTES PAYABLE TO BANK:

During 1998, the Company obtained a $3,500,000 line of credit with a bank. At July 31, 1999, $2,196,320 was outstanding under the line of credit. The line of credit bears interest payable monthly at the bank's money market prime rate plus .5% (8.5% at July 31, 1999). The line is secured by the tangible assets of the Company and expires in January 2000. Management expects to renew the line under terms similar to the existing agreement.

NOTE E -- DEBENTURES PAYABLE:

In 1993 the Company completed a public offering of 2,070 units totaling $2,070,000. Each unit consisted of one Convertible Debenture in the principal amount of $1,000 bearing interest at 12% per year and 500 Redeemable Warrants. The bonds were issued at a discount of $254,573, which is being amortized using the interest method.

The debentures, which mature in February 2003, are convertible, unless previously redeemed, into shares of Common Stock at a price of $5.00 per share, subject to anti-dilutive adjustments. Interest is payable quarterly. Thermwood may, on 30 days written notice redeem the debentures, in whole or in part, if the closing price of the Common Stock for the immediately preceding 30 consecutive trading days equals or exceeds $12.50 per share. The redemption price will be 105% plus accrued interest through the date of redemption.

During fiscal years ended July 31, 1999 and 1998, holders tendered $71,000 and $120,000 of the debentures for conversion into 14,200 and 24,000, common shares, respectively. At July 31, 1999, there were $110,000 in principal of these debentures outstanding.

The Company acquired in April 1999 an aggregate of 460,264 shares of its Common Stock from Company shareholders in exchange for 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. The subordinated debentures were discounted using an effective interest rate of 22% resulting in a net increase in bonds payable of $2,855,334. In July 1999 the Company repurchased debentures with a face value of $147,400 at a cost of $112,761. This transaction resulted in an extraordinary loss of $34,161, net of the related tax benefit of $11,000.


NOTE F -- COMMON STOCK OPTIONS:

Thermwood has both a qualified and a nonqualified stock option plan. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting to these plans. Had compensation cost been determined based on the fair value at the grant date for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (FAS 123), net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1999         1998         1997
                                      -----------  ------------  ------------

   Net Earnings
      As Reported                       $637,913    $1,317,886    $1,235,824
      Pro Forma                          637,913     1,308,962     1,214,168

   Basic Earnings Per Share
      As Reported                          $0.49         $0.89        $0.70
      Pro Forma                             0.49          0.89         0.69

   Diluted Earnings Per Share
      As Reported                           0.49          0.86         0.69
      Pro Forma                             0.49          0.86         0.68

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal years 1998 and 1997: no dividend yield for all years; expected volatility of 35 percent and 56 percent for 1998 and 1997, respectively, risk-free interest rates of 4.7 percent and 6.2 percent for 1998 and 1997, respectively, expected lives of ten years for all options. No options were granted in fiscal year 1999.

The Company reserved 80,000 shares of Common Stock for issuance under the qualified plan. Options to purchase 50,600 of the shares have been granted. None of these options were exercised during fiscal year 1999. As of July 31, 1999, options for 50,600 shares were exercisable. These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 70,000 shares of Common Stock of which options to purchase 40,000 shares were outstanding and exercisable as of July 31, 1999.

Other options to purchase 120,000 shares have been granted by the Board of Directors, all of which were outstanding and exercisable as of July 31, 1999. The option to purchase these shares was granted to the President of the Company. The option extends through October 18, 1999 and permits the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share.

A summary of Common Stock options for the years ended July 31 follows:

                              1999               1998              1997
                       ------------------ ----------------- ----------------
                                Weighted          Weighted          Weighted
                                 Average           Average           Average
                        Shares  Exercise   Shares Exercise  Shares  Exercise
                                  Price             Price             Price
                      --------- --------  -------- ---------  -------- --------
 Outstanding at
  beginning of year     214,600    $9.15   226,600   $ 15.90   211,600   15.95

 Granted                      0        0     4,000     10.63    15,000   14.75

 Canceled/expired         4,000     8.44    10,000      9.38         0       0

 Exercised                    0        0     6,000      5.00         0       0

 Outstanding at
  end of year           210,600    $16.10  214,600  $   9.15   226,600  $15.90
                     ---------- --------- -------- --------- --------- -------
 Exercisable at
   end of year          210,600            214,600             226,600
                     ==========           ========             =======
 Weighted average fair
 value of options granted
 during the year                   $    0           $   3.66            $ 6.90
                               ==========           ========            =======

NOTE G -- SHAREHOLDERS' EQUITY:

The Company is authorized to issue 2,000,000 shares of non-voting preferred stock, no par value Series A Preferred Stock, of which 1,000,000 shares were issued and 738,000 shares were outstanding at July 31, 1997. The holder of Series A Preferred Stock was entitled to receive cumulative cash dividends out of the net profits of the Company at the rate of thirty-four cents ($0.34) per share per annum, payable monthly in equal installments within the first fifteen days of each month for the preceding month as directed by the Board of Directors of the Company. The Company had the right in its sole discretion to redeem the stock at any time at $3.40 per share. During fiscal years 1998 and 1997, the Company redeemed 738,000 and 162,000 shares for $2,546,320 and $550,800, respectively, representing all outstanding shares.

NOTE H -- RELATED PARTY TRANSACTIONS:

Director and shareholder - A director and shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $183,187, $94,954 and $76,699 for 1999, 1998 and 1997, respectively. The Company had accounts payable of $32,619, $31,515 and $14,462 at July 31, 1999, 1998, and 1997 respectively, relating to such legal services.

President and secretary - The president and secretary of the Company, who are husband and wife and are also directors of the Company, are the owners of a dealership which leases office space from and sells equipment for the Company. The Company primarily sells its machines directly to the purchaser within this dealer's region; however, sales may also be made directly to the dealer who in turn sells the machines to the purchaser. The agreement between the Company and the dealer is a standard agreement similar to other dealer agreements entered into by the Company.

Rent income from the dealership was $2,400 for 1999 and 1998 and $6,800 for 1997. Sales commissions of $669,125, $627,816 and $447,667 were paid to the dealership during 1999, 1998, and 1997, respectively, for assisting in effecting sales.

NOTE I -- INCOME TAXES:

 Income taxes for the years ended July 31 were allocated as follows:

                                   1999            1998          1997
                               ------------   ------------   -----------

Earnings before
 extraordinary loss             $ (206,000)    $ (848,000)    $ (819,000)
Extraordinary loss                  11,000              0              0
                                ----------     ----------     ----------
Total income tax expense        $ (195,000)    $ (848,000)    $ (819,000)

Income taxes for the years ended July 31 consis of:

                                    1999           1998             1997
                                -----------     -----------     ------------
Federal:
     Current (expense) benefit  $ (240,000)     $  308,000       $ (407,000)
     Deferred (expense) benefit     80,000      (1,019,000)        (379,000)
                                -----------     -----------     -------------
                                  (160,000)       (711,000)        (786,000)
                                ===========     ===========     =============
State:
     Current expense               (42,000)        (47,000)               0
     Deferred expense                7,000         (90,000)         (33,000)
                                -----------     -----------     ------------
                                   (35,000)       (137,000)         (33,000)
                                -----------     -----------     ------------
Total income tax expense        $ (195,000)     $ (848,000)      $ (819,000)
                                ===========     ===========     ============

A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                    1999          1998           1997
                                ------------   ----------    -----------
Earnings before income taxes    $    878,074   $2,165,886     $2,054,824

Expected income tax expense     $   (325,000)  $ (801,000)    $ (760,000)
Effect of non-deductible items      (28,000)      (19,000)       (14,000)
Extraordinary loss                    11,000            0              0
Utilization of loss
 carryforwards                       170,000            0              0
Other                                (23,000)     (28,000)       (45,000)
                                -------------  -----------  -------------
   Total actual income tax
     (expense) benefit          $   (195,000)  $ (848,000)   $  (819,000)
                                =============  ===========  =============

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

                                    1999           1998           1997
                                 -----------   ------------   -----------
Deferred tax assets
attributable to:

Property and equipment           $   318,000   $   185,000     $        0
Inventory valuation                  300,000       245,000        246,000
Warranty reserves                    122,000        79,000         73,000
Net operating loss
 carryforwards                             0       196,000      1,812,000
Other tax carryforwards              174,000       155,000              0
Other                                 66,000        33,000          3,000
                                 -----------   -----------   ------------
      Deferred tax assets            980,000       893,000      2,134,000
                                 -----------   -----------   ------------
Deferred tax liability
attributable to:
Property and equipment                     0             0        132,000
                                 -----------   -----------   ------------
      Net deferred tax assets    $   980,000   $   893,000     $2,002,000
                                 ===========   ===========   ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at July 31, 1999.

NOTE J -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consist of:

                                                   1999            1998
                                               -----------     ----------
Property taxes                                  $   87,013     $   79,282
Income taxes                                             0         14,002
Accrued warranties                                 329,735        212,339
Other                                              240,101        246,443
                                               -----------     ----------
                                                 $ 656,849      $ 552,066
                                               ===========     ==========
Cash Flow Information:

The Company paid cash for interest in the amount of $320,913, $200,319 and $69,739 during 1999, 1998 and 1997, respectively. The Company paid cash for income taxes in the amount of $371,675, $77,024 and $30,000 during 1999, 1998 and 1997, respectively.

Non-cash Investing and Financing Activities:

During fiscal years 1999, 1998 and 1997, bonds with face values of $71,000, $120,000 and $462,000, respectively, were converted to 14,200,
24,000 and 92,400 shares of Common Stock. A capital lease obligation of $110,000 was incurred in fiscal 1999 when the Company entered into a lease for new computer software.


NOTE K -- PENSION AND PROFIT SHARING PLAN:

Thermwood has a deferred income 40l(k) savings plan for its employees. The Company makes a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8% of employees' salaries.

Pension expense for fiscal years 1999, 1998 and 1997 amounted to $54,844, $48,759 and $35,840, respectively. The Company also has a management profit sharing plan. Profit sharing expense amounted to $739,354, $603,978 and $647,407 for fiscal years 1999, 1998 and 1997, respectively.

NOTE L - SEGMENTS

The  Company's  operations  are divided into the following  three  operating segments: the Machining Products Division, which is responsible for marketing machinery, hardware and software products; the Technical Services Division, which is responsible for marketing service, support, upgrade and catalog products; and Thermwood Europe Ltd., a British Company, which is a wholly-owned subsidiary of Thermwood Corporation responsible for marketing and servicing machines throughout Europe.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.



                                             1999
                           ----------------------------------------------
                           Machining    Technical    Thermwood
($'s in Millions)          Products     Services      Europe        Total
                           Division     Division       Ltd.
                         ------------ ----------- ------------- -----------
Net sales                       $14.8       $ 5.2        $  1.7       $21.7
Operating income                   .8          .5           (.2)        1.1
Interest expense                   .2          .1            .1          .4
Depreciation
 and amortization                  .4          .1             0          .5
Income tax expense                 .2           0             0          .2

Total assets                      8.1         2.9           1.0        12.0


                                                1998
                           -------------------------------------------------
                           Machining    Technical    Thermwood
($'s in Millions)          Products     Services      Europe       Total
                           Division     Division       Ltd.
                         ------------ ----------- ------------- ----------
Net sales                       $15.4        $4.6         $ 1.8      $21.8
Operating income                  2.7          .1           (.4)       2.4
Interest expense                   .1           0            .1         .2
Depreciation and
  amortization                     .3          .1             0         .4
Income tax expense                 .6          .2             0         .8

Total assets                      7.9         2.4           1.0       11.3

                                                 1997
                         ----------------------------------------------------
                           Machining    Technical    Thermwood
($'s in Millions)          Products     Services      Europe       Total
                           Division     Division       Ltd.
                         ------------ ----------- ------------- -------------
Net sales                       $13.1       $ 3.7         $ 1.0      $17.8
Operating income                  2.0          .3           (.2)       2.1
Interest expense                   .1           0             0         .1
Depreciation and
  amortization                     .2          .1             0         .3
Income tax expense                 .6          .2             0         .8

Total assets                      8.3         2.0            .1       11.3