Form 10QSB
period 1999-10-31
THERMWOOD CORP
filed 1999-12-01
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended October 31, 1999
                                  OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                   Commission File Number:  0-12195

                 ________THERMWOOD CORPORATION_______
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

                                                 Class
Outstanding at October 31, 1999        Common Stock, no par value
985,045  Shares


     Transitional Small Business Format (check one);  Yes        No  X
                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           THERMWOOD CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                                       October 31
                                                 1999            1998
                                               ---------------------------
  Sales
     Machine sales                             $5,639,238       $5,097,403
     Technical sales                            1,427,603        1,349,210
                                               ----------       ----------
                                                7,066,841        6,446,613
     Less commissions                             816,727          821,391
                                               ----------       ----------
  Net sales                                     6,250,114        5,625,222

  Cost of sales
     Machine sales                              2,984,458        2,618,678
     Technical sales                              604,676          617,156
                                               ----------       ----------
  Total cost of sales                           3,589,134        3,235,834

  Gross profit                                  2,660,980        2,389,388

  Research and development, marketing,
    administrative and general expenses         1,925,146        1,928,098
                                               ----------       ----------
       Operating income                           735,834          461,290
                                               ----------       ----------
  Other income (expense):
     Interest expense                           (190,103)         (56,921)
     Other income (expense)                      (16,830)            6,352
                                               ----------       ----------
     Other expense, net                         (206,933)         (50,569)

     Earnings before income taxes and
        extraordinary loss                        528,901          410,721

  Income tax expense                              210,000          192,026
                                               ----------       ----------
     Earnings before extraordinary loss           318,901          218,695

  Extraordinary loss on repurchase of
  bonds, net of income tax benefit               (30,728)                0
                                               ----------         --------
       Net earnings                              $288,173         $218,695
                                               ==========         ========
  Earnings per share:
     Basic                                          $0.29            $0.15
     Diluted                                        $0.29            $0.15

  Weighted average number of shares:
     Basic                                        985,045        1,440,976
     Diluted                                    1,007,553        1,481,327

 See notes to condensed consolidated financial statements.

                       THERMWOOD CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                         October 31       July 31
                                            1999           1999
                                        ------------   ------------
                 Assets
  Current assets
     Cash                                 $   49,088    $   80,941
     Accounts receivable                   2,704,538     1,902,865
     Income taxes recoverable                135,457       135,457
     Inventories                           5,845,567     5,266,765
     Deferred income taxes                   655,000       655,000
     Prepaid expenses                        300,223       422,536
                                           ---------     ---------
       Total current assets                9,689,873     8,463,564
                                           ---------     ---------
  Property and equipment (net of
  accumulated depreciation)                2,728,476     2,766,859
                                          ----------     ---------
  Other assets
     Patents, trademarks and other           141,158       145,608
     Bond issuance costs net of
      accumulated amortization               457,011       481,179
     Deferred income taxes                   325,000       325,000
                                         -----------   -----------
       Total other assets                    923,169       951,787
                                         -----------   -----------
         Total assets                    $13,341,518   $12,182,210
                                         ===========   ===========
  Liabilities and Shareholders' Equity

  Current liabilities
      Accounts payable                  $  1,853,587   $ 1,144,634
      Accrued liabilities                  1,116,792       943,756
      Customer deposits                    1,634,084     1,080,337
      Current portion of long-term
       liabilities                            36,748        36,748
      Note payable to bank                 1,696,320     2,196,320
                                        ------------    ----------
       Total current liabilities           6,337,531     5,401,795
                                        ------------    ----------
  Long-term liabilities - less current portion
     Capital lease obligations                65,210        70,777
     Debentures payable net of
      unamortized discount                 2,854,150     2,913,184
                                        ------------    ----------
       Total long-term liabilities         2,919,360     2,983,961
                                        ------------    ----------
  Shareholders' equity
     Common stock, no par value, 4,000,000
  shares authorized, 985,045 shares
  issued and outstanding at October 31,
  1999 and July 31, 1999,  respectively   7,953,077     7,953,077

     Accumulated deficit                 (3,832,825)   (4,120,998)
                                         -----------   -----------
                                           4,120,252     3,832,079
     Less subscriptions receivable            35,625        35,625
                                         -----------   -----------
       Total shareholders' equity          4,084,627     3,796,454
                                         -----------   -----------
  Total liabilities and shareholders'
     equity                              $13,341,518   $12,182,210
                                         ===========   ===========

  See notes to condensed consolidated financial statements.

                      THERMWOOD CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Three Months Ended
                                              October 31
                                          1999           1998
                                        -------------------------
  Cash Flows From Operating Activities:

  Net earnings                             $288,173     $218,695

  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization          229,228      104,707
     Changes in operating assets
       and liabilities:
       Accounts receivable                (801,673)    (373,098)
       Inventories                        (578,802)    (271,803)
       Prepaid expenses and other assets    122,313     (70,311)
       Accounts payable and other
         accrued expenses                   881,989      433,515
       Customer deposits                    553,747      108,276
                                         ----------   ----------
  Net cash provided by operating
     activities                             694,975      149,981
                                         ----------   ----------
  Cash Flows From Investing
  Activities:
   Purchases of property and equipment     (102,461)     (80,244)
                                         -----------  -----------
  Net cash used by investing activities    (102,461)     (80,244)
                                         -----------  -----------
  Cash Flows From Financing
  Activities:
   Principal payments on notes payable,
   lease obligations and long-term debt    (505,567)      (1,563)
   Redemption of debentures                (118,800)            0
                                         -----------  -----------
  Net cash used by financing activities    (624,367)      (1,563)

  Increase (decrease) in cash              (31,853)       68,174
  Cash, beginning of period                  80,941      115,937
                                          ----------   ----------
  Cash, end of period                     $  49,088     $184,111
                                          =========    ==========
  ADDITIONAL INFORMATION:
  Interest paid                            $206,835    $  54,588
                                       ============   ==========
  Conversion of bonds payable, net     $          0    $  64,391
  of unamortized discount              ============   ==========


  See notes to condensed
  consolidated financial statements.





NOTES TO CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS:

Note A - Basis of Presentation
_________________________

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form l0-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-KSB for the year ended July 31, 1999 and Form 10-QSB for the quarter ended October 31, 1998.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

Note B - Inventories
_________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                           October 31      July 31
Components of                 1999           1999
inventory:                 -----------    -----------

   Finished goods           $1,031,933     $  937,662
   Work in process           1,396,793      1,112,684
   Raw materials             3,416,841      3,216,418
                           -----------     ----------
Total                       $5,845,567     $5,266,765
                           ===========     ==========

Note C - Reclassifications
________________________

Certain amounts presented in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


Note D - Earnings per Share
______________________________

Earnings per share for each of the three-month periods ended October 31 were determined as follows:

                                        1999                    1998
                                    Basic    Diluted        Basic     Diluted
Earnings:                        --------------------   ----------------------
Earnings before
 extraordinary loss            $318,901    $318,901    $218,695    $218,695

Add interest expense on
 convertible debentures               0       3,300           0       3,840

Add amortization of discount
 on debentures and issuance costs     0         619           0       1,495

Income  tax effects of earnings
 adjustments                          0     (1,568)           0      (2,134)
                              ---------   ---------  ---------    ---------
Earnings  available  to  common
 shareholders                  $318,901    $321,252    $218,695    $221,896

Extraordinary loss, net of
 tax benefit                   (30,728)    (30,728)           0           0
                               --------   ----------  ---------    ---------
Net earnings available to
 common shareholders           $288,173    $290,524     $218,695   $221,896
                               ========   ==========    =========  ===========
Shares:

Outstanding                     985,045     985,045   1,440,976   1,440,976

Incremental shares related
 to dilutive stock options            0         508           0      17,751

Incremental shares related to
 convertible bonds                    0      22,000           0      22,600
                               --------   ---------   ---------   ---------
Total weighted-average shares   985,045   1,007,553   1,440,976   1,481,327
                               ========   =========   =========   =========

Earnings per share:

Income before extra-
 ordinary earnings                $0.32       $0.32       $0.15       $0.15

Extraordinary loss, net of
 income taxes                     (0.03)     (0.03)           0           0
                                --------   ---------   ----------   ----------

Net earnings                      $0.29      $0.29        $0.15       $0.15
                               ========   =========   ==========   ==========

Item 2.   Management's Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere herein and in the Company's Annual Report on form 10-KSB, including, without limitation, the sections:
"Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Results of Operations

Net sales for the quarter ended October 31, 1999 were $6,250,113, an increase of 11% over the same quarter of the previous year. Gross profit for the current quarter was $2,660,980, an increase of 11% over the first quarter last year. Cost of sales as a percentage of net sales was 57.43%, approximately the same as the first quarter of last year.

Research and development, marketing, administrative and general expenses were $1,925,146 compared with $1,928,098 for the first quarter of fiscal 1999. Operating profit was $735,834 compared to $461,290 for the same period in fiscal year 1999. The 60% increase in operating profit was a result of higher sales and lower marketing expenses.

Interest expense in the first quarter of fiscal year 2000 was $190,103, an increase of approximately $133,000 from last year. This higher level is due to interest on 12% subordinated debentures that were exchanged for stock in April, 1999. The subordinated debentures were discounted to yeild an effective interest rate of 22%. Earnings before income taxes in the first quarter of fiscal year 2000 were $528,901 compared to $410,721 in the first quarter of fiscal year 1999, or an increase of approximately 29%. Federal income taxes were accrued in the amount of $210,000, lowering earnings to a net of $318,901 compared to $218,695 in the first quarter of fiscal 1999. Income was further reduced by an extraordinary loss of $30,728, net of taxes. This was due to the repurchase of debentures with a face value of $165,000 at a cost of $118,800.
Liquidity and Capital Resources

At October 31, 1999 the Company's working capital was $3,352,342 compared to $3,061,769 at July 31, 1999. This increase was due to cash generated from operations in excess of payments on notes payable of $500,000. Current backlog is approximately $3,192,000 compared with $5,059,000 backlog at July 31, 1999. The decrease is due to a slowing of orders in the first quarter and shipment of much of the backlog which existed at July 31, 1999.

Shareholders' equity increased from $3,796,454 at July 31, 1999 to $4,084,627 in the three-month period ended October 31, 1999 due entirely to net earnings.

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

One mission-critical system, the inventory shop floor control software, was not Year 2000 compliant. This software tracked incoming orders, inventory levels, material requirements planning, shop floor control, labor tracking, shipping and administrative and financial tracking functions. We have purchased a new system that is Year 2000 compliant and, in our judgment, superior to the system we were using. The new system was installed during the fourth quarter of fiscal year 1999. Upgrades to all of the non-mission critical systems have been completed as of July 31, 1999.

We estimate that the replacement or remedial costs for our Year 2000 compliance issues have been less than $150,000 and consist of software and hardware upgrades that include new features which are combined with Year 2000 corrections. The majority of these costs have been expensed as incurred or capitalized and depreciated, as appropriate, during fiscal year 1999.

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

                         THERMWOOD CORPORATION
                              FORM 10-QSB
                           October 31, 1999

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and use of proceeds

None.

Item 3.  Defaults Upon Senior Securities

a.  None.

b.  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.


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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)



    Date    December 1, 1999          By__/s/ Kenneth J. Susnjara
____________________________
                                     Kenneth J. Susnjara
                                     President (Principal Executive Officer)



    Date    December 1, 1999         By___/s/ Rebecca F. Fuller
____________________________
                                     Rebecca F. Fuller
                                     Treasurer (Principal Financial Officer)