Form 10QSB
period 2000-01-31
THERMWOOD CORP
filed 2000-03-01
CIK 732240

THERMWOOD CORPORATION

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549





                            Form 10-QSB


_____________________________________________________________________

     Quarterly Report Pursuant To Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934



 For quarter ended January 31, 2000     Commission file number 0-12195



                       THERMWOOD CORPORATION
________________________________________________________________________
      (Exact name of Registrant as specified in its charter)


           INDIANA                               35-1169185
_______________________________________  ________________________________
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification No.)



     P. O. Box 436, Dale, Indiana                   47523
______________________________________  ________________________________
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock, no par value, 985,045 shares outstanding as of January 31, 2000






                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THERMWOOD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                 Three Months Ended      Six Months Ended
                                     January 31              January 31
                                  2000        1999         2000       1999
                               ----------  ----------  ----------- ----------
Sales
     Machine sales             $5,273,678  $4,472,476  $10,912,916 $9,569,879
     Technical sales            1,482,231   1,211,429    2,909,834  2,560,639
                               ----------  ----------  ----------- ----------
                                6,755,909   5,683,905   13,822,758 12,130,519
     Less commissions             553,035     646,275    1,369,762  1,467,666
                               ----------  ----------  ----------- ----------
Net sales                       6,202,874   5,037,630   12,452,988 10,662,852

Cost of sales
     Machine sales              3,116,445   2,552,036    6,100,903  5,170,714
     Technical sales              718,361     559,003    1,323,037  1,176,159
                               ----------  ----------  ----------- ----------
Total cost of sales             3,834,806   3,111,039    7,423,940  6,346,873
                               ----------  ----------  ----------- ----------
     Gross profit               2,368,068   1,926,591    5,029,048  4,315,980

Research and development,
 marketing, administrative
 and general expenses           1,914,314   1,716,108    3,839,460  3,644,206
                               ----------  ----------  ----------- ----------
     Operating income             453,754     210,483    1,189,588    671,773

Other income (expense):
     Interest expense            (186,040)    (71,581)    (376,143)  (128,502)
     Other                          6,131      12,499      (10,699)    18,851
                               ----------  ----------  ----------- ----------
     Other expense, net          (179,909)    (59,082)    (386,842)  (109,652)

Earnings before income taxes
 and extraordinary loss           273,845     151,401      802,746    562,122
Income tax expense                 73,769     116,420      283,769    308,446
                               ----------  ----------  ----------- ----------
Earnings before
 extraordinary loss               200,076      34,981      518,977    253,676

Extraordinary loss on
 repurchase of bonds, net of
 income tax benefit                (8,412)          0      (39,140)         0
                               ----------  ----------  ----------- ----------
     Net earnings              $  191,664  $   34,981  $   479,837 $  253,676
                               ==========  ==========  =========== ==========

Earnings per  share:
     Basic                           $.19        $.02         $.49       $.18
     Diluted                          .19         .02          .48        .18

Weighted average shares
     Basic                        985,045  1,444,709       985,045  1,442,842
     Diluted                    1,007,553  1,457,640     1,007,553  1,478,373

See accompanying notes to consolidated financial statements.

                    THERMWOOD CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                         January 31       July 31
                                             2000           1999
                                        ------------    -----------
              Assets
  Current assets
     Cash                                $    49,298    $   80,941
     Accounts receivable                   2,727,566     1,902,865
     Income taxes recoverable                135,457       135,457
     Inventories                           6,273,353     5,266,765
     Deferred income taxes                   655,000       655,000
     Prepaid expenses                        383,252       422,536
                                          ----------   -----------
       Total current assets               10,223,926     8,463,564
                                          ----------   -----------
  Property and equipment (net of
    accumulated depreciation)              2,624,073     2,766,859
                                          ----------   -----------
  Other assets
     Patents, trademarks and other           137,109       145,608
     Bond issuance costs net of
       accumulated amortization              445,044       481,179
     Deferred income taxes                   325,000       325,000
                                         -----------   -----------
       Total other assets                    907,153       951,787
                                         -----------   -----------
         Total assets                    $13,755,152   $12,182,210
                                         ===========   ===========
  Liabilities and Shareholders' Equity
  Current liabilities
      Accounts payable                  $  1,537,215  $  1,144,634
      Accrued liabilities                    911,412       943,756
      Customer deposits                    2,074,074     1,080,337
      Current portion of long-term
        liabilities                           36,748        36,748
      Note payable to bank                 1,996,320     2,196,320
                                        ------------  ------------
       Total current liabilities           6,555,769     5,401,795
                                        ------------  ------------
  Long-term liabilities - less current
  portion
     Capital lease obligations                56,719        70,777
     Debentures payable net of
      unamortized discount                 2,866,373     2,913,184
                                        ------------  ------------
       Total long-term liabilities         2,923,092     2,983,961
                                        ------------  ------------
  Shareholders' equity
     Common stock, no par value,
       4,000,000 shares authorized
       985,045  shares issued and
       outstanding at January 31, 2000
       and July 31, 1999                   7,953,077     7,953,077
     Accumulated deficit                  (3,641,161)   (4,120,998)
                                         -----------   -----------
                                           4,311,916     3,832,079
     Less subscriptions receivable            35,625        35,625
                                         -----------   -----------
       Total shareholders' equity          4,276,291     3,796,454
                                         -----------   -----------
  Total liabilities and shareholders'
     equity                              $13,755,152   $12,182,210
                                         ===========   ===========
  See accompanying notes to condensed
  consolidated financial statements.

                THERMWOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                         Six Months Ended
                                                            January 31
                                                        2000          1999
                                                    -----------   -----------
Cash Flows From Operating Activities:
Net earnings                                         $  479,837    $ 253,676
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                        377,349      200,814
   Extraordinary loss, net of income taxes               39,140            0
   Changes in operating assets and liabilities:
      Accounts receivable                              (824,701)      26,651
      Inventories                                    (1,006,588)     (34,764)
      Prepaid expenses and other assets                  39,284      (75,049)
      Accounts payable and other accrued expenses       371,043      199,871
      Customer deposits                                 993,737     (304,231)
                                                     ----------   ----------
   Net cash provided by operating activities            469,101      266,969

Cash Flows From Investing Activities:
   Purchases of patents, property and equipment        (138,636)    (187,505)
                                                     ----------   ----------
   Net cash used by investing activities               (138,636)    (187,505)

Cash Flows From Financing Activities:
   Principal payments on lease obligations              (14,058)      (3,345)
   Principal payments on note payable to bank          (200,000)           0
   Redemption of debentures                            (148,050)           0
                                                     ----------   ----------
Net cash used by financing activities                  (362,108)      (3,345)
                                                     ----------   ----------
Increase (decrease) in cash                             (31,643)      76,118
Cash at beginning of period                              80,941      115,937
                                                     ----------   ----------
Cash at end of period                                $   49,298   $  192,055
                                                     ==========   ==========
ADDITIONAL INFORMATION
Interest paid                                        $  309,606   $  121,312
                                                     ==========   ==========
Income taxes paid                                    $  100,000   $  119,000
                                                     ==========   ==========

Conversion of bonds payable, net of
  unamortized discount                               $        0   $   63,754
                                                     ==========   ==========
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
______________________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-KSB for the year ended July 31, 1999 and Form 10-QSB for the quarters ended October 31, 1999 and January 31, 1999.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended
July 31, 2000.

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                   January 31        July 31
Components of inventories:            1999            1999
                                   ----------    ------------
   Finished goods                  $  474,377     $   937,662
   Work in process                  1,625,246       1,112,684
   Raw materials                    4,173,730       3,216,419
                                   ----------     -----------
Total                              $6,273,353      $5,266,765
                                   ==========     ===========

Note C - Reclassifications
__________________________

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note D - Earnings per Share
___________________________

Earnings per share for the three-month and six-month periods ended January 31, 2000 and 1999 were determined as follows:

                                      Three Months Ended January 31
                                        2000                   1999
                                -------------------     -------------------
                                  Basic     Diluted       Basic     Diluted
Earnings:                       ---------  --------      -------    -------
Net earnings                     $191,664   $191,664     $34,981    $34,981
Add interest expense on
 convertible bonds payable              0      3,300           0          0
Add amortization of bond
 discount and issuance costs            0        619           0          0
Income tax effects of earnings
 adjustments                            0     (1,568)          0          0
                                 --------   --------   ---------  ---------
Total earnings                   $191,664   $194,016     $34,981    $34,981
                                 ========   ========   =========  =========
Weighted average shares
 outstanding                      985,045    985,045   1,444,709  1,444,709
Incremental shares from
assumed:
   Exercise of diluted stock options    0        508           0     12,931
   Conversion of convertible bonds      0     22,000           0          0
                                  -------  ---------   ---------  ---------
Total weighted average shares     985,045  1,007,553   1,444,709  1,457,640
                                  =======  =========   =========  =========
Earnings per share                  $0.19      $0.19       $0.02      $0.02

                                          SIX MONTHS ENDED JANUARY 31
                                        2000                     1999
                                   ------------------    -------------------
                                     Basic   Diluted      Basic      Diluted
Earnings:                          --------  --------    --------   --------
Net earnings                       $479,837  $479,837    $253,676   $253,676
Add interest expense on
 convertible bonds payable               0      6,600           0          0
Add amortization of bond
 discount and issuance costs             0      1,238           0          0
Income tax effects of earnings
 adjustments                             0     (3,135)          0          0
                                  --------   --------  ----------  ---------
Total earnings                    $479,837   $484,540    $253,676   $253,676
                                  ========   ========  ==========  =========
Weighted average shares
 outstanding                       985,045    985,045   1,442,842  1,442,842
Incremental shares from
assumed:
 Exercise of diluted stock options       0        508           0     35,531
 Conversion of convertible bonds         0     22,000           0          0
                                  --------  ---------   ---------  ---------
Total weighted average shares      985,045  1,007,553   1,442,842  1,478,373
                                  ========  =========   =========  =========
Earnings per share                   $0.49      $0.48       $0.18      $0.18

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

Results of Operations

Quarter ended January 31, 2000 compared to Quarter ended January 31, 1999
-------------------------------------------------------------------------
Sales
-----

Net sales for the quarter ended January 31, 2000 were $6,202,874, an increase of approximately $1,165,000 compared to second quarter net sales in fiscal 1999. The increase for the quarter was due to increased shipments. Gross profit for the quarter ended January 31, 2000 was $2,368,068, an increase of 23% over the quarter ended January 31, 1999. During the quarters ended January 31, 2000 and 1999, cost of sales as a percentage of net sales was approximately 61.8%, as no significant changes in materials or manufacturing costs have occurred.

Research and Development, Marketing, Administrative and General Expenses
------------------------------------------------------------------------

Research and development, marketing, administrative and general expenses were $1,914,314 during the quarter ended January 31, compared with $1,716,108 for the quarter ended January 31,. The primary reason for the increased expenses in fiscal 2000 was increased depreciation expense on machines manufactured for use in
our educational programs.    Research and development, marketing,
general and administrative expenses were 31% of net sales for the quarter ended January 31, 2000 compared to 34% for the quarter ended January 31, 1999.

Six months ended January 31, 2000 compared to six months ended January 31, 1999
-------------------------------------------------------------------------------
Sales
-----
Net sales for the first six months of fiscal year 2000 were $12,452,988, an increase of approximately $1,790,000, or approximately 17%, from the same period last year. Backlog increased slightly from approximately $3,192,000 at October 31, 1999 to $3,587,000 at January 31, 2000 and decreased from $5,059,000 at July 31, 1999. Cost of sales as a percentage of net sales for the six months ended January 31, 2000 and 1999 was approximately 59% as no significant changes in materials or manufacturing costs have occurred.

Research and Development, Marketing, Administrative and General Expenses
------------------------------------------------------------------------
Research and development, marketing, administrative and general expenses in the six months ended January 31, 2000 increased approximately $198,000, or approximately 12% from the six months ended January 31, 1999. Research and development, marketing, general and administrative expenses were 31% of net sales for the six months ended January 31, 2000 compared to 34% for the six-month period ended January 31, 1999.

General and administrative expenses related to European operations were $307,000 in the six months ended January 31, 2000 compared to $549,000 in the six months ended January 31, 1999. This $242,000 decrease was due to an effort to decrease expenses in Europe. Research and development expenses were $317,000 for the six months ended January 31, 2000 compared to $298,000 in the six months ended January 31, 1999.

Marketing expenses were $1,648,000 for the six months ended January 31, 2000 compared to $1,502,000 for the six months ended January
31, 1999. This $146,000 increase was due primarily to trade show expenses and advertising costs.

Other general and administrative expenses were $1,558,000 in the six months ended January 31, 2000 compared to $1,289,000 in the six months ended January 31, 1999. This $269,000 increase was due primarily to depreciation on machines manufactured for use in our educational programs.

Interest Expense
----------------
Interest expense in the quarter ended January 31, 2000 was $186,040, an increase of approximately $114,000 from the quarter ended January 31, 1999. Interest expense for the six months ended January 31, 2000 was $376,143 compared with $128,502 for the six months ended January 31, 1999. This increase was due to interest on 12% debentures due 2014 issued in April 1999. See also "Liquidity and Capital Resources".

Operating Income
----------------
Earnings from operations before income taxes in the quarter ended January 31, 2000 were $273,845 compared to $151,401 in the quarter ended January 31, 1999, an increase of approximately 81%. Earnings from operations were $802,746 for the six months ended January 31, 2000 compared to $562,122 for the six months ended January 31, 1999, an increase of approximately 43%. Federal income taxes were accrued in the amount of $73,769 and $283,769 for the quarter ended and the six months ended, respectively, January 31, 2000. Accrued taxes and extraordinary loss on the repurchase of bonds in fiscal 2000 lowered earnings to a net of $191,664 and $34,981 for the quarters ended January 31, 2000 and 1999, respectively and $479,837 compared to $253,676 for the six months ended January 31, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------
At January 31, 2000, our working capital was $3,668,157 as compared to $3,352,342 at October 31, 1999 and $3,061,769 at July 31, 1999.
The increase in working capital from July 31, 1999 and October 31, 1999 was due to cash generated from operations.

At January 31, 2000, inventories increased approximately $1,000,000 as compared to July 31, 1999. Although orders have slowed somewhat during this period, inventory of certain purchased parts was increased in anticipation of any Year 2000 problems. There have been no Year 2000 related problems since January 1 that we are aware of, and inventory should decrease during the next six months unless orders again increase. Accounts receivable also increased approximately $800,000 from July 31, 1999. This was primarily due to higher shipments in January and several machines which were shipped on letters of credit instead of normal terms.

During the first six months of fiscal 2000, we had a positive cash flow from operations of $469,101. Net earnings of $479,837 plus depreciation and amortization of $427,295 contributed to the positive cash flow for the six months. Cash used by operating activities during the six months was approximately $1,000,000 for previously discussed increased inventories. An increase in customer deposits of approximately $1,000,000 also occurred because of an increase in orders after the first quarter of fiscal 2000.

Expenditures for fixed assets during the first six months of fiscal 2000 consisted of normal replacements and purchases of labor saving equipment for production. We anticipate that expenditures for the remainder of the 2000 fiscal year will be consistent with expenditures during the first half of fiscal 2000.

Shareholders' equity increased from $3,796,454 at July 31, 1999 to
$4,276,291 at January 31, 2000.    The entire increase was due to
net income for the six months.

We have entered into a new credit line with Old National Bank in the amount of $5,000,000. This line replaces a $3,500,000 facility
that expired on January 1, 2000.    The outstanding balance on this
credit line bears interest at a variable rate equal to the money market prime index. Interest is payable monthly. Principal and all unpaid and accrued interest is due and payable on January 1, 2001. We anticipate, but cannot assure, that, at the end of the term, we will enter into a new credit line with the bank and transfer any outstanding loan balance to the new credit line. The credit line is secured by our assets. In the event of a default, as defined in the credit line, the bank has the right to accelerate payments under the credit line and take possession and sell the collateral.

As of January 31, 2000, our outstanding principal balance under the credit line was approximately $1,996,320.

Year 2000 Issues.
----------------
Through January 31, 2000, we have encountered no significant Year 2000 related system failures. In addition, we are aware of no issues at our customers or our vendors which could have a material impact on our business. We will continue to monitor Year 2000 related issues throughout fiscal 2000; however we currently anticipate no significant disruptions to our business as a result of the Year 2000 changeover.

     As a precaution against Year 2000 disruption, we purchased inventories in excess of our normal requirements prior to January
1, 2000. We are currently utilizing these inventories and anticipate returning to our normal inventory levels during 2000.

                       THERMWOOD CORPORATION
                             FORM 10QSB
                           January 31, 2000

PART II.  OTHER INFORMATION;

Item 1.  Legal Proceedings:

          None.
Item 2.  Changes In Securities And Use Of Proceeds:

     None.

Item 3.  Defaults Upon Senior Securities:

     a.  None.

     b.  Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders:

     a. An annual meeting of shareholders was held in Dale, Indiana on December 12, 1999.
     b. All nominees for directors as listed on the Company's proxy statement dated November 18, 1999 were elected.
              c.   Matters voted on by shareholders:

              (1.)  Election of directors:
                          Votes For           Votes Against         Abstain
                          ---------           -------------         -------

     Kenneth J. Susnjara    707,073                  4,340             0
     Linda S. Susnjara      707,073                  4,340             0
     Edgar Mulzer           706,973                  4,440             0
     Peter N. Lalos         707,073                  4,340             0
     Lee Ray Olinger        706,973                  4,440             0

     (2.) Ratification of KPMG LLP as the Company's independent auditors:

           Votes for 708,712; Votes against 1,941; Abstain 760



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

                    THERMWOOD CORPORATION
                    ______________________________
                    (Registrant)



     Date  March 1, 2000   By_/s/ Kenneth J. Susnjara
                    ___________________
                    Kenneth J. Susnjara
                    President (Principal Executive Officer)



     Date  March 1, 2000   By_/s/ Rebecca F. Fuller
                    _________________
                    Rebecca F. Fuller
                    Treasurer (Principal Financial Officer)