Form 10QSB
period 2000-04-30
THERMWOOD CORP
filed 2000-06-02
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                           Form 10-QSB
_____________________________________________________________________________


 (X)   Quarterly Report Pursuant To Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934
            For quarterly period ended April 30, 2000
                               OR
 (  ) Transition Report Pursuant to Section 13 or 15 (d) of the
                           Securities
                      Exchange Act of 1934
      For the transition period from                     to


                 Commission file number 0-12195

                      THERMWOOD CORPORATION
______________________________________________________________________________
     (Exact name of Registrant as specified in its charter)

           INDIANA                     35-1169185
________________________________________________________________
(State or other jurisdiction of     (I.R.S.  Employer
incorporation or organization)     Identification No.)



 P. O. Box 436, Dale, Indiana                47523
___________________________________________________________________
(Address of principal executive offices)   (Zip Code)


Issuer's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.               Yes      X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.
Outstanding at April 30, 2000                Class
     985,045 Shares                 Common Stock, no par value

Transitional Small Business Format  (check one):  Yes      No  X

PART I -- FINANCIAL STATEMENTS

                          THERMWOOD CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                              Three Months Ended       Nine Months Ended
                                    April 30                 April 30
                                2000       1999          2000         1999
                           ----------   ----------   ------------  -----------
Sales
   Machine sales           $6,286,632   $4,858,279   $17,199,549   $14,428,158
   Technical sales          1,449,273    1,211,351     4,359,106     3,771,990
                           ----------   ----------   -----------   -----------
                            7,735,905    6,069,630    21,558,655    18,200,148

   Less commissions           879,173      786,705     2,248,935     2,254,372
                           ----------   ----------   -----------   -----------
Net Sales                   6,856,732    5,282,925    19,309,720    15,945,776

Cost of Sales
   Machine sales            3,838,178    2,681,027     9,939,081     7,851,740
   Technical sales            669,102      640,934     1,992,139     1,817,093
                           ----------   ----------   -----------   -----------
Total Cost of Sales         4,507,280    3,321,961    11,931,220     9,668,833

   Gross Profit             2,349,452    1,960,964     7,378,500     6,276,943

Research and development,
 marketing, administrative
 and general expenses       1,948,580    1,671,070     5,710,360     5,315,277
                           ----------   ----------    ----------    ----------
  Operating income            400,872      289,894     1,668,140       961,666

Other income (expense):
   Interest expense          (229,358)     (76,600)     (683,181)     (205,102)
   Other                       (7,015)      23,917       (17,714)       42,769
                          -----------   ----------   -----------   -----------
   Other expense, net        (236,373)     (52,683)     (700,895)     (162,333)

Earnings before income taxes
and extraordinary loss        164,499      237,211       967,245       799,333
   Income tax expense          90,946       72,943       374,715       381,389
                         ------------   ----------   -----------   -----------
Earnings before extra-
  ordinary loss                73,553      164,268       592,530       417,944

Extraordinary loss on
  repurchase of bonds,net of
  income tax benefit                0            0       (39,140)            0
                         ------------   ----------   -----------    ----------
   Net earnings               $73,553     $164,268      $553,390      $417,944

Other comprehensive income
   Foreign currency
    translation gains          24,918            0        24,918             0
                         ------------   ----------    ----------    ----------
   Comprehensive income       $98,471     $164,268      $578,308      $417,944
                         ============   ==========    ==========    ==========


Earnings per share:
   Basic                        $0.08        $0.13        $0.56          $0.30
   Diluted                       0.08         0.12         0.56           0.30

Weighted average shares
   Basic                      985,045    1,291,355      985,045      1,392,346
   Diluted                  1,008,299    1,324,082    1,008,299      1,403,074

See accompanying notes to consolidated financial statements.

                          THERMWOOD CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                     April 30     July 31
                                                      2000        1999
     ASSETS                                      ------------  -----------
Current Assets
   Cash                                           $    60,576  $   80,941
   Accounts receivable                              3,253,057   1,902,865
   Income taxes recoverable                           135,457     135,457
   Inventories                                      5,836,102   5,266,765
   Deferred income taxes                              655,000     655,000
   Prepaid expenses                                   364,387     422,536
                                                  -----------  ----------
     Total current assets                          10,304,579   8,463,564
                                                  -----------  ----------
Property and Equipment
 (net of accumulated depreciation)                  2,817,316   2,766,859
                                                  -----------  ----------
Other assets
   Patents, trademarks and other                      133,742     145,608
   Bond issuance costs
    net of accumulated amortization                   437,062     481,179
   Deferred income taxes                              325,000     325,000
                                                  -----------  ----------
     Total other assets                               895,804     951,787
                                                  -----------  ----------
       Total assets                               $14,017,699 $12,182,210
                                                  =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                               $ 1,388,131  $1,144,634
   Accrued liabilities                              1,147,215     943,756
   Customer deposits                                1,846,521   1,080,337
    Current portion of capital lease obligations       36,748      36,748
   Note payable to bank                             2,274,674   2,196,320
                                                  -----------  ----------
     Total current liabilities                      6,693,289   5,401,795
                                                  -----------  ----------
Long-term Liabilities - less current portion
   Capital lease obligations                           48,058      70,777
   Debentures payable, net of unamortized discount  2,901,590   2,913,184
                                                  -----------  ----------
     Total long-term liabilities                    2,949,648   2,983,961
                                                  -----------  ----------
Shareholders' equity
   Common stock, no par value, 4,000,000 shares
     authorized, 984,646 and 1,431,109 shares
     issued and outstanding at April 30, 2000 and
     July 31, 1999, respectively                    7,953,077   7,953,077
   Accumulated deficit                             (3,567,608) (4,120,998)
Foreign currency translation adjustment                24,918           0
                                                  -----------  ----------
                                                    4,410,387   3,832,079
   Less subscriptions receivable                       35,625      35,625
                                                  -----------  ----------
     Total shareholders' equity                     4,374,762   3,796,454

Total liabilities and shareholders' equity        $14,017,699 $12,182,210
                                                  =========== ===========
See accompanying notes to  consolidated financial statements.

                          THERMWOOD CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                  Nine Months Ended April 30
                                                      2000         1999
                                                  --------------------------
Cash Flows From Operating Activities:
Net earnings                                          $553,390   $417,944
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
   Depreciation and amortization                       553,709    301,781
   Changes in operating assets and liabilities:
      Accounts receivable                           (1,350,192)   146,822
      Inventories                                     (569,337)  (181,122)
      Prepaid expenses and other assets                 58,149     71,375
      Accounts payable and other accrued expenses      446,956     47,477
      Customer deposits                                766,184   (162,922)
                                                    ----------  ----------
Net cash provided by operating activities              458,859    641,355

Cash Flows From Investing Activities:
   Purchases of patents, property and equipment       (411,726)  (273,295)

Net cash used by investing activities                 (411,726)  (273,295)

Cash Flows from Financing Activities:
   Principal payments on capital lease obligations     (22,719)    (5,020)
   Proceeds from note payable                           78,354          0
   Bond issuance costs                                       0   (359,318)
   Redemption of debentures                           (148,050)         0
                                                    -----------  ---------
Net cash used by financing activities                  (92,415)  (364,338)

Effect of foreign currency translation
  adjustment on cash                                    24,917          0
                                                   ------------  ---------
Increase (decrease) in cash                            (20,365)     3,722
Cash, beginning of period                               80,941    115,937
                                                   -----------  ----------
Cash, end of period                                $    60,576   $119,659
                                                   ===========  ==========
ADDITIONAL INFORMATION:
Interest paid                                      $   498,916   $149,431
                                                   ===========  =========
Conversion of debentures payable to common stock
   net of unamortized discount                     $         0   $ 65,417
                                                   ===========  =========
Exchange of 460,262 shares of common stock for
bonds payable, net of unamortized discount         $         0 $2,855,334
                                                   =========== ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
_______________________

     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in Thermwood Corporation's annual report on Form 10-KSB for the year ended July 31, 1999.

     Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 2000.

     Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note B - Inventories
________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                       April 30     July 31
                                         2000        1999
 Components of inventories:            ----------  ----------

    Finished goods                     $  392,003  $  937,662
    Work in process                     1,263,312   1,112,684
    Raw materials                       4,180,787   3,216,419
                                       ----------  ----------
 Total                                 $5,836,102  $5,266,765
                                       ==========  ==========

Note C - Earnings per Share
________________________
     Earnings per share for the three-month and nine-month periods ended April 30, 2000 and 1999 were determined as follows:

                                       Three Months Ended April 30
                                        2000                  1999
                                  Basic     Diluted     Basic     Diluted
                                 --------  --------    --------  ----------
Earnings:
Net earnings                      $73,553   $73,553    $164,268    $164,268
Add interest expense on
 convertible bonds payable              0     3,300           0           0
Add amortization of bond
 discount and issuance costs            0       619           0           0
Income tax effects of earnings
 adjustments                            0    (1,568)          0           0
                                 --------  ---------   --------   ---------
Total earnings                    $73,553   $75,905    $164,268    $164,268
                                 ========  =========   ========   =========
Weighted average shares
 outstanding                      985,045   985,045   1,291,355   1,313,354
Incremental shares from assumed:
   Exercise of dilutive stock options   0     1,254           0      10,728
   Conversion of bonds to common stock  0    22,000           0           0
                                 --------  --------   ---------   ---------
Total weighted average shares     985,045 1,008,299   1,291,355   1,324,082
                                 ======== =========   =========   =========
Earnings per share                  $0.08     $0.08      $0.13      $0.12

                                        Nine Months Ended April 30
                                        2000                  1999
                                 ------------------------------------------
                                  Basic     Diluted     Basic     Diluted
                                 ------------------    --------------------
Earnings:
Net earnings                      $553,390  $553,390   $417,944   $417,944
Add interest expense on
 convertible bonds payable               0     9,900          0          0
Add amortization of bond
 discount and issuance costs             0     1,238          0          0
Income tax effects of earnings
 adjustments                             0    (4,455)         0          0
                                 ---------  ---------  --------  ---------
Total earnings                    $553,390  $560,073   $417,944   $417,944
                                 =========  =========  ========  =========
Weighted average shares
 outstanding                       985,045   985,045  1,392,346  1,392,346
Incremental shares from assumed:
   Exercise of dilutive stock options    0     1,254          0     10,728
   Conversion of bonds to common stock   0    22,000          0          0
                                 --------- ---------  ---------  ---------
Total weighted average shares      985,045  1008,299  1,392,346  1,403,074
                                 ========= =========  =========  =========
Earnings per share                  $0.56     $0.56      $0.30      $0.30

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

Results of Operations

Quarter ended April 30, 2000 compared to quarter April 30, 1999

Sales

     Net sales for the quarter ended April 30, 2000 were $6,856,732, an increase of approximately $1,574,000 compared to third quarter net sales in fiscal 1999.. The increase for the quarter was due to increased shipments. Gross profit for the quarter ended April 30, 2000 was $2,349,452, an increase of 16.5% from the quarter ended April 30, 1999. During the quarter ended April 30, 2000, cost of sales as a percentage of net sales was 65.7%, compared to 62.9% for the quarter ended April 30, 1999. The higher cost of sales percentage in the quarter ended April 30, 2000 was due to increased sales of machine models with lower profit margins.

Research and Development, Marketing, Administrative and General
Expenses

     Research and development, marketing, administrative and general expenses were $1,948,580 during the quarter ended April 30, 2000 compared with $1,671,070 for the quarter ended April 30, 1999. Research and development, marketing, general and administrative expenses were 28.4% of net sales for the quarter ended April 30, 2000 compared to 31.6% for the quarter ended April 30, 1999. .The primary reason for the $278,000 increase for the quarter ended April 30, 2000 compared to April 30, 1999 was increased depreciation expense on machines manufactured for use in our educational programs.

Nine months ended April 30, 2000 compared to nine months ended
April 30, 1999

Sales

     Net sales for the first nine months of the current fiscal year were $19,309,720, an increase of approximately $3,364,000, or approximately 21% from the same period last year. Backlog decreased slightly from approximately $3,587,000 at January 31, 2000 to $3,509,577 at April 30, 2000 and decreased approximately $1,549,000 from $5,059,000 at July 31, 1999. Cost of sales as a percentage of net sales for the nine months ended April 30, 2000 was approximately 61.8% compared to 60.6% for the nine months ended April 30, 1999. No significant changes in materials or manufacturing costs have occurred.

Research and Development, Marketing, Administrative and General
Expenses

     Research and development, marketing, administrative and general expenses for the nine months ended April 30, 2000 increased approximately $395,000, or approximately 7.4% from the nine months ended April 30, 1999. Research and development, marketing, administrative and general expenses were approximately 29.6% of net sales for the nine months ended April 30, 2000 compared to approximately 33.3% for the nine-month period ended April 30, 1999.

Expenses related to European operations were $476,000 for the nine months ended April 30, 2000 compared to $668,000 for the nine months ended April 30, 1999. This $192,000 decrease was due to an effort to decrease expenses in Europe. A reduction in personnel in the Durham, England office and the Vienna office as well as a reduction in advertising expenses contributed to the lower expenses.

Marketing expenses were $2,788,000, for the nine months ended
April 30, 2000 compared to $2,678,000 for the nine months ended
April 30, 1999. This $110,000 increase was due primarily to salary and bonus increases.

General and Administrative Expenses. General and Administrative expenses were $1,805,000 in the nine months ended April 30, 2000 compared to $1,522,000 for the nine months ended April 30, 1999. This $283,000 increase was due primarily to increased depreciation related to machines in our educational programs.

Interest Expense

     Interest expense in the quarter ended April 30, 2000 was $229,358, an increase of approximately $153,000 from the quarter ended April 30, 1999. Interest expense for the nine months ended April 30, 2000 was $683,181 compared with $205,102 for the nine months ended April 30, 1999. This increase was due to interest and discount amortization on the 12% debentures due 2014 issued in April 1999. See also "Liquidity and Capital Resources".

Operating Income

     Earnings from operations before income taxes for the quarter ended April 30, 2000 were $164,499 compared to $237,211 for the quarter ended April 30, 1999, a decrease of approximately 30.7%. Earnings from operations were $967,245 for the nine months ended April 30, 2000 compared to $799,333 for the nine months ended April 30, 1999, an increase of approximately 21.0%. Federal income taxes were accrued in the amount of $90,946 and $374,715 for the quarter ended and the nine months ended April 30, 2000, respectively. Accrued taxes and extraordinary loss on the repurchase of bonds in fiscal 2000 lowered earnings to a net of $73,553 and $164,268 for the quarters ended April 30, 2000 and 1999, respectively and $553,390 compared to $417,944 for the nine months ended April 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

     At April 30, 2000, our working capital was $3,661,290 as compared to $3,668,157 at January 31, 2000 and $3,061,769 at July
31, 1999. The increase in working capital from July 31, 1999 was due to increases in accounts receivable resulting from significant shipments in March and April 2000.

     Inventories also increased approximately $569,000 as compared to July 31, 1999. Inventory of certain purchased parts was increased in the latter part of calendar year 1999 in anticipation of Year 2000 related problems. There have been no Year 2000 related problems since January 1, and inventories have decreased approximately $500,000 since that time. Accounts receivable increased approximately $1,350,000 from July 31, 1999 primarily because of higher shipments during March and April of fiscal 2000.

     During the first nine months of Fiscal Year 2000, the Company had a positive cash flow from operations of $458,859.
Net earnings of $553,390 plus depreciation and amortization of $553,708 and a $766,000 increase in customer deposits contributed to the positive cash flow for the nine months ended April 30, 2000. Cash used by operating activities during this nine months was approximately $1,350,000 for increased accounts receivable and $569,000 for increased inventories

     Expenditures for fixed assets during the third quarter of fiscal 2000 consisted of normal replacements and purchases of labor saving equipment for production. We anticipate that expenditures for the remainder of the 2000 fiscal year will be consistent with expenditures during the first nine months of fiscal 2000.

     Shareholders' equity increased from $3,796,454 at July 31, 1999 to $4,374,762 at April 30, 2000. The increase was due to net income for the nine months and foreign currency translation gains.

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

     As of April 30, 2000, our outstanding principal balance under the credit line was approximately $2,300,000.



    PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS:

 None.
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

a.  None.

b.  Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

    ITEM 5.  OTHER INFORMATION:

None.
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

a.  Exhibits.  None.

b.  Reports on Form 8-K.  None.
                        SIGNATURES
                         _____________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     THERMWOOD CORPORATION
                     ______________________________
                              (Registrant)



Date_June 1, 2000_By_/s/ Kenneth J.Susnjara________________________
                         President (Principal Executive Officer)



Date_June 1, 2000 --By_/s/ Rebecca F.Fuller__________________________
                         Treasurer (Principal Financial Officer)