Form 10KSB
period 2000-07-31
THERMWOOD CORP
filed 2000-10-26
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                             FORM  10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended July 31, 2000

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

                             (812) 937-4476
                     (Issuer's telephone number)


Securities registered pursuant to Section 12 (b) and 12 (g) of the Act Shares of Common Stock without par value

Name of each exchange on which registered:
American Stock Exchange
Pacific Stock Exchange


Check  whether the issuer (1)  filed all reports required  to  be filed by  Section 13 or 15(d) of the Securities Exchange Act  of  1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

The  issuer's  revenues  for its most  recent  fiscal  year  were $28,615,896.

The aggregate market value of the voting stock held by non-affiliates of the issuer at October 24, 2000 based upon the closing price of the issuer's Common Stock as reported on the American Stock Exchange was approximately $2,322,475.

The number of the Registrant's shares of Common Stock outstanding as of October 24, 2000 was 985,045 shares.

     Documents Incorporated by Reference:

Exhibits to Registrant's Registration Statement on Form S-1 (No. 2-87641) filed under the Securities Act of 1933 and effective April 12, 1984, its Registration Statement on Form 8-A filed under the Securities Act of 1934 and Current Reports filed on Form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No. 33-54756) which became effective on February 22, 1993, and amended as of July 14, 1995, and its Forms 10-K for the years ended July 31, 1996, July 31, 1997, July 31, 1998 and July 31, 1999.


                               PART   I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere in this Annual Report on form 10-K, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such forward-looking statements to reflect future events or developments.

Item   1.   Business

General


We  develop  and  manufacture most of the products  we  market.   Those
products that we market that we do not develop and manufacture are generally purchased from vendors under an OEM arrangement.

We divide our operations into three operating segments. These are our Machining Products Division, which is responsible for marketing our machinery, hardware and software products; our Technical Services
Division, which is responsible for marketing our service, support, upgrade and catalog products, and Thermwood Europe Ltd., a British Company, which is a wholly owned subsidiary of Thermwood Corporation and reports to the Machining Products Division. See Note K of Notes to the Consolidated Financial Statements incorporated by reference in Item 7 of Part II of this annual report for the financial results of our operating segments.

Our Vice President of Production directs the production organization, which is responsible for all manufacturing. We operate manufacturing as a cost center by allocating costs to each Division for the manufactured products it sells.

Our Vice President of Engineering directs research and development, product and production engineering. We allocate the costs for these activities to the Machining Products and Technical Services Divisions.

Our Marketing Manager manages the Marketing Group . He reports directly to our President. This group provides marketing services to the Machining Products and Technical Services Divisions and allocates its costs to these Divisions.

Industry Background

Flexible Automation

Prior to the availability of microprocessor-based machinery control systems, there were only two manufacturing methods available: a manual operation using humans to manipulate tools; or "hard automation" employing dedicated automatic machinery. High initial cost and limited flexibility have made hard automation suitable only for applications involving large volumes of identical parts. Using human labor traditionally produced smaller volumes of parts, hand tools or machine tools operated manually.

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

CNC control systems are also used to control the movements of other automated industrial equipment. This type of system differs from the older Numerical Controls, referred to as NC, in that a CNC system contains one or more computers within the control mechanism providing more capability than a NC control, which lacks a computer and simply executes instructions developed elsewhere.

Programming a CNC system can be accomplished in a variety of ways. These include inputting the block of information directly into a terminal, generating programs using a computer and a computer-aided design/computer aided manufacturing system, referred to as a CAD/CAM system, and moving the machine to a position and having the machine's controller create the block of instructions or using an electronic probe to guide the machine through the desired path.

We design and manufacturers our own CNC control, called the 91000 SuperControl. We believe that we are the only company in our markets that builds its own CNC control. We also believe that our control offers features and capabilities that other controls in the market do not offer. We also believe that these exclusive features offer it an advantage in the marketplace, but there is no assurance that this is true.

Machining Products Division - Products

CNC Router - Systems and Packages

Our automated industrial systems are high-speed computer controlled, fully automatic machining centers commonly called CNC routers. We design these centers to perform a variety of tasks such as routing, drilling, sanding, carving, sawing and shaping wood parts, trimming of three dimensional plastic parts, machining of aluminum honeycomb, drilling and high speed machining of aluminum both vertically and horizontally, mortising, which means cutting square holes in furniture, and sawing and squaring, which means cutting inside square corners. They generally operate over larger table areas and at higher speeds than do conventional metalworking machine tools but cannot machine the heavy materials and large cross sections that standard metalworking machine tools are capable of machining.

The CARTESIAN 5 systems utilize our proprietary SuperControl system and consist of one or more high-speed cutting, drilling or machining heads and related tooling which move around a table under computer control to perform programmed operations. There are two basic types of systems, one where the table is fixed and the cutting heads move both left and right and back and forth, and the other where the table moves back and
forth  and  the cutting heads move only left and right.   Both  systems
permit  the  heads  to  reach all points  on  the  table.   Cutting  is
accomplished by metal bits, drills, and blades and water jets. Additional motions or axes, which permit the head to both pivot and
rotate   can  be  installed,  thereby  making  three-dimensional   cuts
possible. Multiple and varying cutting and drilling heads can be added allowing a number of different machining operations to be accomplished in a single cycle or multiple parts to be machined simultaneously.

In the past, we focused on selling primarily standard machinery with certain standard options. We sold this machinery "unbundled," which meant that we increased the base machine price by the cost of the options, some necessary, which were added. In the last fiscal year we changed our market approach to promoting packages and systems. We now bundle our machine packages with the most commonly used options. The package price, while higher than the base machine price, is closer to the actual price paid by customers We believe that the overall result of this change will be positive although there are no assurances that this is so.Systems are machines, bundled with options, software and other support products intended to produce a specific end product. In the past the customer, and not Thermwood, was responsible for integrating and programming the various components to produce the end product. Now, when a customer purchases a system, we deliver a product which is ready to manufacture the customer's final product. We believe that the reduced technical risk of a system will be appealing to customers despite the significantly higher cost. We also believe that we are capable of successfully and profitably handling the new responsibility although there is no assurance that this new approach will generate significant sales and if such sales are generated that we can successfully discharge our responsibility for making the systems function in customers' facilities

The CARTESIAN 5 Thermwood CNC router packages and systems are utilized principally in the woodworking, plastics, and to a lesser extent the aerospace industries. Current prices to end users range from approximately $49,000 to over $250,000 per system. The average price of a standard package is approximately $100,000.Carving Router.

We have offered one model of our CNC router line specifically intended for intricate carving of three-dimensional wood parts such as chair legs. This machine is capable of carving six parts simultaneously. It is programmed using the electronic programming probe which traces a sample carved part. The CNC control automatically creates the program necessary to reproduce the sample carving. This product has been priced at approximately $150,000 and sales of this product have been below expectation. For this reason, we have suspended marketing and sales of this product and have announced that it will be redesigned and re-introduced in the future.

We anticipate that the new carving router will be capable of carving eight parts instead of six, will offer more powerful routing heads and will be priced at approximately $300,000. Management expects the new design will be more successful despite the higher price although there is no assurance of that success.

Hardware Options

Our Machining Products Division offers a variety of hardware options for use with its CNC router line. Some of these options are included as a standard part of packages and systems while others can be purchased at the customer's discretion. These options include products designed and manufactured by us, such as tooling heads, automatic tool changers and hand held programmers. We also offer a variety of products manufactured by others for use with our equipment. These products are generally, but not always, obtained through an arrangement with an original equipment manufacturer, or OEM,. This type of product includes, among others, the programming probe, vacuum pumps, dust collection systems as well as a variety of electronic hardware devices that work with our control system.

Software Products

During fiscal 1999 the Machining Products Division established the Software Technology Group to market software products that work with its CNC routers. Although some of these products consist of proprietary software developed by us, the majority are software packages obtained from third party vendors under OEM arrangements.

We have signed OEM agreements with CNC Automation to sell a Computer Aided Design/Computer Aided Manufacturing package called MasterCAM; with Graphitech Software Solutions, Inc. to distribute the Cimagrafi artistic CAD/CAM software package; with Northwood Design, Inc to distribute a software package under the name "Final Finish"; and with CNC Automation, an existing Thermwood Authorized Dealer, to distribute their Panelmetrix, kitchen cabinet door program. In addition, we have signed an agreement with Cabinet Vision, Inc., a supplier of advanced cabinet design software in the US, to market it's "Solid Professional" kitchen design software as part of an integrated package to design and manufacture kitchen cabinets. Our European subsidiary, Thermwood Europe Ltd. has signed a similar agreement with Planit CV of Ashford Kent, UK, for distribution of the same product, under essentially the same terms in the UK and Europe. Planit CV is the parent company of Cabinet Vision. During Fiscal 2000, the Software Technology Group generated sales of $517,000.

Technical Services Division - Products

Our Technical Services Division products consist of customer training, installation assistance, warranty service, field service, spare parts, upgrades and enhancements, the Advanced Support Program and catalog sales. Sales and service by this Division in fiscal 2000 accounted for approximately 21% of our total sales.

The Technical Services Division earns revenues for customer training, product installation and service after the warranty period. Our standard limited warranty covers one-year parts and labor; however, if a technician must travel to the customer's site, the customer is required to pay travel costs. After the warranty period, both service labor and spare parts are sold to customers.

Advanced Support Program

During fiscal 1999 we created the Advanced Support Program for CNC router customers. The primary purpose of this program is to offer customers a low cost method of updating their Thermwood machines, minimizing the possibility of a major service expense and providing us with an ongoing revenue stream. In order to join the program a customer must sign an agreement for an initial 12-month period and then continue on a month by month basis. The cost of the program is currently $250 per month for each machine enrolled. In return, the customer receives an annual control system software update, a 35% discount on any hardware required for the update, an ongoing labor warranty but the customer pays travel expenses, a full parts and labor warranty on the control and various discounts on spare parts, upgrades and catalog purchases. There were 110 machines enrolled in the program at the end of fiscal 2000.

Thermwood.com

During fiscal 2000, we established a new division called Thermwood.com. This division is responsible for maintaining the Company's Internet web site, for maintaining catalog sales operations and establishing a web store for on-line ordering of catalog items, for establishing a tooling web site and tool sharpening service, and for corporate marketing activities.

Online/Catalog Sales

We publish a CNC Router Supply Catalog that offers for sale various tooling, supplies, support equipment and consumables that are used in the operation of a CNC router. This catalog not only contains products for use with our machines but also offers products specifically intended for use with competitors' machines. In addition to the printed catalog, items can be purchased electronically through our web site. Tooling represented approximately $166,000 of the total catalog sales for fiscal 2000 of approximately $500,000.

Tooling On The Web

In addition to the catalog items above, we offer CNC router tooling through a web site called ToolingOnTheWeb.com. Various third-party vendors supply the tooling offered on this web site. We offer to re-
sharpen tools purchased, subject to certain limitations and restrictions, free of charge, in order to entice customers to purchase tooling through this site.

We believe that tooling can be sharpened at very low cost by eliminating the machine setup normally required to accommodate various tooling geometries. We have purchased and installed 16 tool grinding machines, one for each geometry for which the service is being offered, in order to allow for sharpening without setup.

We introduced this new offering to the industry at the end of Fiscal 2000 and which has generated a small, but growing level of sales. We believe that this program could result in significant sales and profits once the industry becomes aware of its existence; however, there is no assurance that significant sales will develop or that the program can be operated at a profit.

Marketing

Our   Thermwood.com  division  conducts  our  marketing  programs   for
Thermwood.    Our other divisions pay compensation to the Thermwood.com
division for this service.

The market for industrial automation equipment can be divided into a large number of applications in a variety of industries. We seek to produce products that address specific applications in specific industries. We also attempt to provide complete, pre-engineered, standard systems that require little or no engineering input from the end user. We design these systems for easy installation, programming and use, so that they may be operated and maintained by existing plant personnel without extensive training or technical background.

Our systems are currently designed to operate at high quality and reliability levels. In addition, we strive to support these systems with high quality technical services and assistance. Although our marketing strategy has involved emphasis on small to medium-sized companies, we have also received orders from larger companies.

We generally sell our products through the assistance of dealer networks established throughout North America and Europe. Dealers assist the Company in making sales and are paid on a commission basis for this service. Commissions generally range from 10% to 20% of our published retail prices. As of July 31, 2000, we had 15 authorized dealers marketing our products. We usually require each dealer to execute a non-exclusive written agreement. We require a dealer to sell one machine within each six-month period in order to retain its dealership. Most dealers concentrate their sales efforts in specific geographical areas and in particular industries such as woodworking or plastics, and sell only one of the Company's product lines. However, some market and sell products to more than one industry and sell both the CARTESIAN 5 systems and our line of Woodcarving Routers. Although some dealers may handle non-competing products manufactured by other companies, most dealers handle our products exclusively.

One dealer accounted for approximately 16% of our sales for fiscal 2000. See Item 12. "Certain Relationships and Related Transactions" for information relating to our agreement with Automated Associates which is owned by our president and his wife who is also an officer and director. This dealer sold to 39 different customers, none of which accounted for 10% or more of our sales in fiscal 2000.

No other dealer accounted for 10% or more of our business for the current fiscal year. The loss of any large dealer could have a
materially  adverse  effect  on  our business.   Our  business  is  not
seasonal.

We have a wholly owned subsidiary, Carolina CNC, Inc., a North Carolina corporation, which operates as a dealer and conducts sales in the southeastern region of the United States.

We also have a wholly-owned subsidiary, Thermwood (Europe) Limited, a United Kingdom company, which currently conducts sales, service, training and demonstrations out of offices located in England targeting the European Community. During the 2000 fiscal year, the subsidiary had a net loss of $242,000. Its machine and service sales in Fiscal 2000 were approximately $2,028,000 or 8% of consolidated net sales.

Typically, we seek to develop sales leads through advertising in trade magazines and product exhibitions at selected trade shows. We also maintain an extensive site on the Internet that offers both product information and pricing. We then furnish such leads to dealers in the geographic area where the potential customer is located. The website also supplies the dealers with promotional materials and sales aids, including product literature, a dealer's manual, news letters, press releases and advertising, technical briefs, sales incentive programs and video of product demonstrations. We assist our dealers by providing training for them and their customers. We encourage trainees and potential customers to visit our manufacturing facilities where we maintain areas and machinery to demonstrate the operation and use of our products.

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

Technical Services

We believe that providing extensive and ongoing technical services to customers is essential for our long-term success. Accordingly, we offer a variety of technical services through our Technical Services Division. These services include training, and installation assistance, as well as upgrading and enhancement of older machines. The Technical Services Division also has responsibility for the quality control of our industrial products during their manufacture. The Technical Services Division also operates the Advanced Support Program as well as Catalog Sales.

We market technical services to current customers as well as to companies that purchase used Thermwood equipment. The Division also markets products from its supply catalog to customers that operate CNC router products manufactured by competitors. We maintain a toll-free service line for the use of all owners of our equipment.

Other than the Advanced Support Program, we do not offer our customers written service contracts. We have incurred no significant expenses or problems in servicing our products.

Product Development - R&D

Our Vice President of Engineering directs our research and development and product development efforts. These efforts are intended to simultaneously improve and enhance our product performance and capabilities while reducing manufacturing costs. We have directed much of our product development effort during the last two years toward developing a variety of cutting and machining heads and automatic tool changers for use on our CNC router line of equipment. We are continuing this development in an effort to broaden the capability of this equipment and thus increase market size for these products. In addition, we have an ongoing program to reduce the manufacturing costs of our products and pass a portion of these reductions on to customers in the form of price decreases.

We also developed the software interface between the Cabinet Vision Solid Professional software package and the Thermwood 91000 SuperControl. As part of this development, a fixture method and operating system was developed for producing hardwood face frames for kitchen cabinets.

We have continued development efforts on the 91000 SuperControl that is an updated version of the CNC control systems formerly used on our equipment. We have completed the basic system development and are currently selling and shipping this control on our equipment.

We are directing our current efforts toward adding certain more extensive and expensive features and capabilities. Some of the added features are a service guide and manual, Searchmode, maintenance videos and a service clock for improved guidance in customer maintenance. Another feature is a 50-tool automatic toolchanger and a sanding head for the turret. We are developing a 12' Model 53 because of increased
popularity of 12' stock.   We are adding a VHS  player and a close up
camera so that customers can record their set up and operations.

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

For fiscal 2000 and 1999, we spent $685,000 and $570,000, respectively, for research and development. There was no customer-sponsored research and development during fiscal 2000. We believe that expenditures need to continue to allow us to maintain a competitive position in the immediate future.

Customers

Although we have sold our industrial products to large corporations, for example, companies with annual sales approximating or exceeding $1 billion, our primary customer base is comprised of small to medium-sized manufacturers, for example. companies with annual sales ranging from approximately $10 million to approximately $500 million, located throughout the United States. No customer accounted for more than 10% of our sales in fiscal 2000.

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

We offer a five-day training class for two people as part of the purchase price of a new machine. This class is conducted at our headquarters in Dale, Indiana. We also offer formal training for our major software products.

Backlog

As of July 31, 2000, our backlog was approximately $2,100,000 compared with a backlog of $5,059,000 as of July 31, 1999. Substantially all of this backlog will be manufactured and delivered prior to January 31, 2001.

Our backlog figures generally include only written orders from customers, which we believe, are firm and will be shipped within 12 weeks. Approximately 90% of the backlog is covered by down payments from customers ranging from 25% to 30%. On orders where down payments have not been required, we have normally obtained irrevocable letters of credit for payment upon proof of shipment or lease documentation from an approved leasing company.

Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues for any subsequent period.

Manufacturing and Production

Our manufacturing facilities are located in Dale, Indiana. We manufacture essentially standard machines with certain options using a batch rather than a continuous flow or conventional production line process. Except for demonstration models, we do not generally manufacture products without a purchase order although, in order to expedite the manufacturing process, certain basic parts of machines may be fabricated before purchase orders are received. We purchase the major portion of our inventory to satisfy specific customer orders with the balance acquired from one to four months in advance of projected orders.

We design, develop and engineer all of the products that we manufacture. We fabricate the components contained in these products or purchase them from outside suppliers. We fabricate such components as computer-based electronic control systems and the steel structure of the CARTESIAN 5 systems. Where possible, we utilize our own systems. We also use our own 91000 Control systems to operate conventional metalworking machine tools to fabricate components.

We purchase raw materials from third party sources. Most raw materials and components, including those that are custom made, are either purchased or available from several sources. One supplier accounted for approximately 17% of total components purchased for the fiscal year ended July 31, 2000. The materials purchased from this supplier are available from several other sources.

Competition

There are many manufacturers of CNC routers in the United States and abroad, particularly in Japan and Europe. Some of these manufacturers are larger, better financed and have more resources than we do.

Our primary competitors in the high speed machining CNC router market are a number of major domestic, Japanese and European firms such as Shoda Iron Works, Heian, Shinks Anderson Machinery Works, Accurouter, Motion Master and Komo Machine. There are a large number of companies offering routing equipment, and it is our opinion that the market cannot support all of them. We believe, however, that our ability to offer products that perform a variety of functions and sell at low prices provides us with a competitive advantage but there is no assurance that this is true.

Competition in CNC routers is based upon real and perceived differences
in   equipment  features,  price,  performance,  reliability,  service, marketing, financial strength and product development capability.

We seek to design our products for high levels of performance and reliability while offering them at moderate prices.

Patents, Trade Secrets and Trademarks

We currently hold 28 domestic patents and have applications pending in the United States for 19 additional patents. There is no assurance that any additional patents will be granted. We do not believe that major reliance can be placed on patents for the protection of our products, although patent protection for our newly developed products is increasing.

We rely primarily upon trade secret laws, internal non-disclosure safeguards and restrictions incorporated into our dealership, sales, employment and other agreements to protect our proprietary property and information. In addition, we have proprietary rights arrangements with our employees that provide for the disclosure and assignment by the employee to us of any discovery, invention or improvement relating to our business. While we are unaware of any breach of our security, competitors may develop similar products outside the protection of any measures that we take. In addition, it may be difficult for us to police unauthorized use of our technology, particularly in foreign countries. We have been unsuccessful in prosecuting two claims in the United States for what we believed were prospective unauthorized use of proprietary rights. We have not been involved in any claims concerning patent infringement.

We market our products under various trademarks, including THERMWOOD, CARTESIAN 5, 91000 SUPERCONTROL, ROUTER ART and PANEL-CAD. We have three trademark registrations and one application for registration in the United States. We also have two foreign trademark registrations and applications for seven foreign registrations.

Employees

As of October 1, 2000, we had 160 full-time employees, 80 of whom were engaged in manufacturing, 18 in marketing, 14 in administration, 12 in engineering, six in research and development, and 30 in technical services. None of our employees is a member of any union or collective bargaining organization. We consider our relationship with our employees to be satisfactory.

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

Item 3.  Legal Proceedings

We are aware of no pending or threatened litigation, claims or assessments with respect to us as of July 31, 2000 other than Precision Plastics, Inc. vs. Thermwood Corporation, Civil Action No.CVF-98-5841 REC DLB in the U.S. District Court for the Eastern District of California, alleging breach of contract, breach of the covenant of good faith and fair dealing, fraud-intentional misrepresentation, fraud-negligent misrepresentation, fraud-concealment of a material fact and rescission, seeking damages in an amount according to proof and punitive and exemplary damages in an unspecified amount; Virtually Anything, Ltd. Vs. Thermwood (Europe) Ltd. Case No. LE901549 I the
Leicester County Courat, England, alleging breach of contract and seeking damages in the amount of $43,569; and David Valdez and Kathleen Valdez vs. Thermwood Corporation, Cause No. 4:99CV 0l935 FRB, alleging negligence in the installation and programming of a machine and seeking damages in the amount of $150,000.

The Precision Plastics litigation has been settled with the conveyance to us of a certain machine and other equipment having a total value of $84,744 and the payment by us of the amount of $195,000 less $20,000 recoverable from a co-defendant for a loss of $90,256. The Virtually Anything litigation has been completed with a judgment having been rendered against us and an award of damages in the stipulated amount of approximately $43,569 to be awarded along with an award of attorneys fees estimated to be approximately between $15,000 and $21,000 under current currency exchange rates. In view of the amount of the judgment and the substantial cost of an appeal of the judgment, we have decided not to pursue an appeal of such judgment. In the Valdez et al litigation, counsel is of the opinion that the allegations are without merit, we have good defenses and should prevail and that any unlikely adverse judgment in such litigation would not have a material effect on our financial affairs.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                   PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our Common Stock has been traded on the American Stock Exchange since 1989 and on the Pacific Stock Exchange since 1987. The following table sets forth the high and low per share sales prices for our Common Stock as reported on the American Stock Exchange for the fiscal years ended July 31, 1999 and July 31, 1998, and for the interim periods indicated:

Common Stock                Low Sales Price         High Sales Price
2000
     Fourth Quarter             $   5.25                $    6.50
     Third Quarter              $   6.50                $    7.25
     Second Quarter             $   5.25                $    6.00
     First Quarter              $   4.625               $    5.875

1999
     Fourth Quarter             $  4.87                 $   7.38
     Third Quarter              $  4.63                 $   6.19
     Second Quarter             $  5.63                 $   8.13
     First Quarter              $  6.06                  $ 10.38

On April 27, 1999, we issued $5,062,882 in principal amount of our 12% subordinated debenture bonds due April 27, 2014 in exchange for 460,264 shares of our Common Stock. The bonds were listed on the American Stock Exchange starting April 27, 1999.

As of October 18, 2000, we had approximately 204 holders of record of the Common Stock and 985,045 shares outstanding.

We have never paid any dividends on our Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to finance the operation of our business. Accordingly, we do not anticipate paying any cash dividends to the holders of our Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this section, we explain our financial condition and results of operations for the years ended July 31, 2000, 1999 and 1998.

Results of Operations

Net Sales

Our net sales during these periods consisted of:

                     Net Sales by Industry Segment
                            ($ in Millions)

Segment                 2000             1999              1998

Machining Product
 Division - U.S.         $17.6    68%    $14.8      68%    $15.4      71%
Thermwood Europe Ltd.      2.0     8%      1.7       8%      1.8       8%
                         -----           -----             -----
Total  Machining
 Products                 19.6    76%     16.5      76%     17.2      79%


Technical Services
 Division                  6.1    24%      5.2      24%      4.6      21%
                         -----           -----             -----
Net Sales                $25.7   100%    $21.7     100%    $21.8     100%
                         =====           =====             =====

Our net sales for fiscal 2000 were $25,699,875, an increase of approximately 18% from fiscal 1999 and 1998. Our machine sales for 2000 consisted of $19,635,778 of total net sales compared with $16,534,311 and $17,181,745 for 1999 and 1998, respectively. Our European sales included in this number for fiscal 2000 were $2,027,573 or approximately 8% of our total net sales compared with $1,675,518 for 1999 and $l,734,716 for 1998. Sales of our technical services were $6,064,097 compared with $5,191,572 and $4,657,784 for 1999 and 1998, respectively. Our increase in sales in both the United States and Europe was primarily due to lowering of prices on two machines. This move also provided more income for technical services because we made allocations for installation and warranty to that division based on the number of machines we sold.

Our gross profit in these periods consisted of:

                   Gross Profit by Industry Segment
                            ($ in Millions)

Segment                        2000              1999              1998
                            ------------    --------------    ------------
Machining Products
 Division - U.S.             $6.1    60%      $5.3     63%     $6.5    74%
Thermwood Europe Ltd.          .7     7%        .6      7%       .7     8%
                             ----             ----             ----
Total Machining Products      6.8    67%       5.9     70%      7.2    82%

Technical Services Division   3.4    33%       2.5     30%      1.6    18%
                            -----             ----             ----
Total Gross Profit          $10.2   100%      $8.4    100%     $8.8   100%
                            =====             ====             ====


Our gross profit for fiscal 2000 was $10,157,921, or 39.52% of net sales. The percentage of our current year gross profit to net sales has increased from last year's 38.94% and decreased from 40.48% for 1998. Our gross profit for the European operations was $670,981 or 33.09% of our net European sales compared to $653,096, or 38.98% of our net European sales for fiscal 1999 and $695,121 or 40.48% for Fiscal 1998. In our current fiscal year, our slightly higher overall gross profit in the U.S. was affected by a more experienced workforce. We expect the first quarter of fiscal 2001 to reflect higher margins due to better production efficiency, additional experience in the workforce and improved manufacturing processes. Although we anticipate that gross profit percentages from operations should improve during 2001, no assurance to this effect can be given.

Our higher gross profit of 56% of net sales for the technical services division in fiscal 2000 was due to higher sales, primarily consisting of non-warranty and spare parts. The cost of sales percentage for the technical services division in 2000 was lower than in 1999 and 1998 because of improved manufacturing processes and reduced prices for in-house and purchased parts.

Research   and   Development,  Marketing,  General  and  Administrative
Expenses

Our research and development, marketing, general and administrative expenses were $8,143,047 in fiscal 2000 compared to $7,309,305 in fiscal 1999 and $6,413,160 in fiscal 1998.

These expenses were composed of the following:

         Expense                 2000        1999        1998

European Operations          $ 715,000    $ 832,000    $1,052,000
Research and Development       685,000      570,000       314,000
Marketing                    1,623,000    2,180,000     1,444,000
General and Administrative   5,120,000    3,727,000     3,603,000

The major portion of our increased research and development, marketing and general and administrative expenses from 1999 to 2000 was attributable to general and administrative expenses. These expenses amounted to 63% of total expenses in Fiscal 2000 compared to approximately 50% of total expenses in fiscal 1999. At the same time that our general and administrative expenses increased in the United States, our European administrative expenses of $715,000 decreased approximately $117,000 from $832,000 in 1999. This decrease resulted primarily from a continuing different approach to advertising and show expenses. Increased wages and benefits and contributions contributed to the higher level of expenses in the United States.

Our interest expense for fiscal 2000 was $1,011,872, an increase of $632,185 from 1999 and an increase of $780,125 from 1998. The increase from 1999 and 1998 is due to interest on a $5 million line of credit from Old National Bank, which was increased from $3.5 in fiscal 1999. We increased borrowings on the line by approximately $800,000 by the end of fiscal 2000. Additionally, approximately $614,000 was for interest on the 12% debentures issued in 1999 which are due in 2014. Bond discount included in interest expense was $164,722 for fiscal 2000 and $44,981 for fiscal 1999. Our operating income for fiscal 2000 was $2,014,874 compared to operating income of $1,150,663 and $2,428,463 in 1999 and 1998, respectively. The increase in our operating income in 2000 from 1999 resulted primarily from increased sales even though research and development, marketing, and general and administrative expenses increased from 1999. In 1999 increased research and development, marketing, and general and administrative expenses contributed to an operating income lower than 1998. Our European operations had an operating loss of $44,293 for fiscal 2000 compared to $178,849 and $356,6440 for 1999 and 1998, respectively. Our fiscal 2000 net earnings were $407,950, compared to net earnings of $637,913 and $1,317,886 in 1999 and 1998, respectively. Our federal income tax expense for fiscal 2000 was $552,522 compared to $206,000 and $848,000 for fiscal years 1999 and 1998, respectively. Our income taxes were less than expected in 1999 because of our utilization of remaining tax carryforwards. However, our income tax expense in 2000 is higher because we cannot deduct bond discount amortization, which is included in interest expense from income for income tax purposes. This expense was $165,000 for fiscal 2000 and $44,000 for fiscal 1999.

Liquidity and Capital Resources

At July 31, 2000, our working capital was $3,651,577 compared to $3,061,769 at July 31, 1999. We had a negative cash flow from operating activities for the 2000 fiscal year in the amount of $255,483. Cash used for increased inventories and a decrease in customer deposits were the primary reasons for our negative cash flow.

Our expenditures for fixed assets in the 2000 and 1999 fiscal years were for normal replacements and purchases of laborsaving equipment for production along with the purchase of new software and hardware for us to become Y2K compliant.

Our principal payments on lease obligations during the 2000 fiscal year were for leased office equipment. Our cash flows from financing activities were primarily from an increase in the bank line of credit. Outflows included our repurchase of bonds with a face value of $204,000 at a cost of $160,247.

On  September  4,  1998,  we filed a preliminary  proxy  statement  and
Schedule 13E-3 with the Securities and Exchange Commission relating to a reverse stock split and proposed a modified 1-for-37,000 exchange ratio. We also proceeded with steps to obtain financing for the transaction. We intended to borrow $14,000,000 to finance the reverse stock split. On October 16, 1998, we determined that we were unable to obtain acceptable financing for the reverse stock split and decided not to proceed with the transaction. We expensed all professional fees related to this transaction in fiscal 1999.

On February 4, 1999, we entered into an option agreement to purchase the Common Stock held by a director and shareholder at a price of
$15.00 per share. We can exercise this option at any time after January 1, 2002 and before January 1, 2004. We paid the director $5,000 for this option.

Our shareholders' equity decreased as a result of our acquisition in April 1999 of an aggregate of 460,264 shares of our Common Stock from our shareholders in exchange for our 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. We discounted the debentures using an effective interest rate of 22% resulting in a net increase in bonds payable and a decrease in Common Stock of $2,855,334.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Certain information about our directors and officers is contained in the following table:

Name                     Age     Position

Kenneth J. Susnjara (1)   53     Chairman  of the Board, President and Director

Linda S. Susnjara (1)     51     Secretary and Director

Michael P. Hardesty       46     Vice President of Engineering

Rebecca F. Fuller         50     Treasurer

David J. Hildenbrand      43     Vice President of Sales

Richard Kasten            48     Vice President of Technical Services

Clifton Crawford          51     Vice President of Thermwood.com

Donald L. Ubelhor         43     Vice-President of Manufacturing

Peter N. Lalos (2)        66     Director

Edgar Mulzer (2)          82     Director

Lee Ray Olinger (2)       73     Director

(1)  Mr. and Mrs. Susnjara are husband and wife.

(2) Member of the Incentive Stock Option Committee, Non-Qualified Stock Option Committee, Audit Committee, Nominating Committee and Compensation Committee of the Board of Directors.

All of our directors hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. Officers serve at the discretion of our Board of Directors. Each director receives compensation in the amount of $1,000 plus $100 for each $100,000 in profit for the previous quarter for attending each of the four directors' meetings and is reimbursed for all related expenses.

Mr. Susnjara co-founded Thermwood in 1969 and has been a director since inception and our Chairman, President and Chief Executive Officer since 1971. He also served as our Treasurer prior to March 1979 and again from October 1983 to June 1985. He has devoted his full time to our business except for a brief period in 1985 when he acted as our distributor. Mr. Susnjara is the author of books on furniture manufacturing entitled Furniture Manufacturing in the New Millennium and Three-Dimensional Trimming and Machining and a book on industrial robotics entitled A Manager's Guide to Industrial Robotics. See Item
12. (Certain Relationships and Related Transactions."

Mrs. Susnjara has been a director since 1985 and our Secretary since 1989. She is and has been since 1985 the President of Automation Associates, Incorporated, a dealer of our industrial products. See Item
12. "Certain Relationships and Related Transactions." Mrs. Susnjara is not active in our business.

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

Mr. Crawford became a Vice President in May 2000. Previously he had been marketing manager and manager of technical services.

Mr. Ubelhor became Vice-President of Manufacturing in August 1997. Previously, he had been our Production Manager since 1993.

Mr. Lalos has been engaged in the private practice of law in Washington D.C. since 1961 and is the senior partner in the law firm of Lalos & Keegan. He served as our Secretary from September 1981 until December 1989 and as a director from April 1981 until July 1986. He was reelected to the Board of Directors in December 1989. See Item 12. "Certain Relationships and Related Transactions."

Mr. Mulzer was Chairman of the Board of the Dale State Bank, a commercial bank in Dale, Indiana, from 1970 through 1993. He is currently retired. He became a director in September 1974 and has served continuously in that capacity to the present. See Item 12. "Certain Relationships and Related Transactions" in relation to an option we have purchased from Mr. Mulzer.

Mr. Olinger has been a director since December 1989. He has been a director since 1949 and Chairman of the Board since 1986 of First Bank of Huntingburg, a commercial bank in Huntingburg, Indiana.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16 (a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 2000.

Item 10. Executive Compensation

The following table sets forth the annual remuneration paid during the fiscal years ended July 31, 2000, 1999 and 1998 to our Chief Executive Officer and to each of our executive officers whose total fiscal 2000 remuneration exceeded $100,000 and to all of our officers as a group.

Summary Compensation Table
                                       Annual compensation
                                                               Other
Name and principal position    Year    Salary     Bonus        annual
                                                            compensation
                                                                (1)
Kenneth J. Susnjara,           2000    $108,000  $105,423      $  ---
  Chairman of the Board,       1999     108,000   130,814       3,500
  President and director       1998     108,000   146,664       6,400

Michael  Hardesty,             2000      48,000    73,796         ---
  Vice-president Engineering   1999      48,000    91,574         ---
                               1998      48,000   100,565         ---

David Hildenbrand,             2000      45,000    70,659         ---
  Vice-president Sales         1999      45,000    70,518         ---
                               1998      45,000   122,239         ---

Rebecca Fuller,                2000      44,583    63,254         ---
   Treasurer                   1999      40,000    78,491         ---
                               1998      40,000    86,199         ---

Clifton Crawford,              2000      41,250    63,254         ---
Vice-president Thermwood.com


  (1)  Other annual compensation represents directors' fees paid to Mr.
Susnjara.

Stock options for an additional 4,000 shares were issued to an officer under the Qualified Stock Option Plan in fiscal 1998 at prices in excess of then current market prices. At July 31, 2000, the exercise prices of some of the unexercised options were less than the market price of our Common Stock. On September 6, 1994, registration statements on Form S-8 were filed with the Securities and Exchange Commission under the Securities Act of 1933 in connection with the registration of shares of our Common Stock under our Employee Incentive Stock Option Plan and Non-Qualified Stock Option Plan.

In 1985 the Board of Directors appointed Mr. Susnjara to the position of President and Chief Executive Officer. In this position, he is to receive a bonus based on our pre-tax profits as set forth below. See "-Profit Sharing Plan" below.

Certain other officers may be entitled to participate in our profit sharing plan. See "-Profit Sharing Plan" below.

Profit Sharing Plan.

In 1985, we instituted a management profit sharing plan. This plan was continued in an amended form for fiscal 2000. Covered under the plan are the Chairman, the President, Vice President of Engineering, Vice President of Sales, Vice President of Technical Services, Vice
President of Manufacturing, Vice President of Thermwood.com, the Treasurer and various departmental managers.

Under the plan, the Chairman is entitled to 5% of corporate operating income. The Vice President of Sales, Vice President of Technical Services and Vice President of Marketing each are entitled to 5% of the divisional operating income. The Vice President of Manufacturing and the Treasurer are each entitled to receive 2% and 3%, respectively, of the Corporate operating income. Any divisional losses are to be subtracted from these amounts so that the total bonus paid does not exceed 25% of operating income.

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

Incentive Stock Option Plan.

Under our Employee Incentive Stock Option Qualified Plan , options to purchase a maximum of 80,000 shares of our Common Stock may be granted to officers and other key employees. Options granted under the Qualified Plan are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code.

The Qualified Plan is administered by the Board of Directors and a Committee currently consisting of three members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise prices. In the event an optionee voluntarily terminates his employment with us, he has the right to exercise his accrued options within five days prior to such termination. However, we may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he also has the right to exercise his accrued options within 30 days of termination. Upon death, his estate or heirs have one year to exercise his accrued options. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of our shares on the date the option is granted. However, options granted to persons owning more than 10% of our voting shares may not have a term in excess of five years and the option price per share may not be less than 110% of fair market value at the date the option is granted.

The aggregate fair market value of the shares of Common Stock, determined at the time the options are granted, with respect to which incentive stock options are exercisable for the first time by such optionee during any calendar year, under all such plans, shall not exceed $100,000. Options must be granted within ten years from the effective date of this Qualified Plan.

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

Between December 1991 and July 2000, we granted ten year options to acquire 71,600 shares of our Common Stock at exercise prices ranging from $5.00 to $10.66 under the Qualified Plan to 21 of our employees. All of these options are exercisable as of the date hereof.

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

The Committee may grant an optionee the right to surrender all or a portion of his accrued options to us and receive from it the difference between the option price and the then fair market value. Options become exercisable in 25% installments each year beginning in the
second  year  through  the  fifth  year.   Options  are  generally  not
transferable and are conditioned upon the optionee remaining in our employ for at least one year from the date of their grant. Under the Non-qualified Plan, no option may be granted after January 1, 2005 and the exercise price of such options may not be less than the then fair market value. It is within the Committee's discretion to grant anti-dilution provisions to each optionee. Under current federal income tax law, an employee, officer or director who is granted an option will not have any income upon the grant of an option and we will not be entitled to any deduction at that time. When an optionee exercises his option, ordinary income will be realized by him, measured by the excess of the fair market value of the shares over the price paid for the shares. We will be entitled to a deduction equal to the amount of income realized by the holder of the option. If the optionee surrenders all or part of his option for a cash or Common Stock payment, he will realize ordinary income in the amount of cash or fair market value of stock received. We will be entitled to a deduction equal to the amount of income realized by the optionee.

As of July 31, 2000, options to acquire 40,000 shares of our Common Stock at an average exercisable price of $6.72 per share had been granted under the Non-qualified Plan to four of our directors and officers. Currently all of these options are exercisable.

Other options.

There are options to purchase an additional 120,000 shares held by our President. These options extend through October 18, 2005 and permit the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share.

Section 401(k) Plan

We adopted a tax-qualified cash savings plan called the "401(k) Plan," which became effective in October 1989. This Plan covers all employees who have completed 12 months of continuous service prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral, before tax, contributions of up to 15% of their total compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. We also make a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8% of employees' salaries.

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


Item   11.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management:

The following table sets forth certain information regarding our Common Stock ownership, including shares issuable upon conversion of outstanding debentures and upon exercise of options owned as of July 31, 2000 by

(a) each person known by us to own beneficially more than 5% of our outstanding Common Stock,

(b) each director, and

(c)all officers and directors as a group:

                                                 Shares Owned
                                                  Including
                                                    Those
                                     Percentage   Underlying    Percentage of
Names and Addresses   Shares          of Total   Exercisable        Total
of Beneficial Owners  Owned at       Outstanding  Options and     Outstanding
                      July 31,2000     Shares     Convertible    Shares Owned
                                        Owned     Securities

Kenneth J. Susnjara(1)  261,420(2)      26.54       411,420           34.29
And Linda Susnjara

Edgar Mulzer
401 10th Street
Tell  City, Indiana     208,052(3)      21.12       218,052           18.18
47586

Peter N. Lalos
14312 Darnstown Road      8,000          0.81       22,000            1.83
Gaithersburg,
Maryland 20878

Lee Ray Olinger
c/o First Bank of
Huntingburg
4th and Main Street
Huntingburg, IN           ---         ---           ---             ---
47542

All Officers and
Directors               481,002        48.83       676,002           56.35
as a Group(9 persons)

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

Transactions with Mr. & Mrs.  Susnjara

Mr. and Mrs. Susnjara are the owners of Automation Associates Incorporated, a dealer of our machine products. The agreement between Automation Associates and us contains the same terms and conditions as with our other dealers. We sold no products to Automation Associates during fiscal 2000, but paid Automation Associates $697,901 in commissions during the year for assisting in effecting sales of approximately $3,500,000. This amount represents approximately 16% of our gross sales for fiscal 2000. Automation Associates also leases space from us at what we believe is a fair market rate. Rental payments were $2,400 during fiscal years 2000 and 1999.

Transactions with Peter Lalos

Lalos & Keegan, a law firm in which Mr. Lalos is the senior partner, accrued fees of $204,000, $183,000, and $95,000, for the fiscal years 2000, 1999, and 1998, respectively. All outstanding balances have been paid subsequently.

We believe that the terms of the transactions between our affiliated parties and us as described in this section are as fair as those that we would have obtained if these transactions had been effected with independent third parties. Each transaction was approved by a majority of the disinterested directors. In the future, all such transactions will continue to be approved by a majority of the disinterested directors.

Recent Stock Transactions by Affiliates

Mr. and Mrs. Susnjara converted debentures into 10,000 shares of Common Stock on September 2, 1998. This is the only transaction in our shares effected by affiliates in fiscal 1999 and 2000.

To our knowledge, neither we nor any of our affiliates, directors or executive officers have purchased or sold any Common Stock in the last sixty days.

                              PART   IV

Item 13.  Exhibits and Reports on Form 8-K:

(a)  The following documents are filed as a part of this report:
     1.  Financial Statements:

     Index  to  Financial Statements:                        Page Reference
     Independent Auditors' Report                                23

     Financial Statements:
      Consolidated Balance Sheets - July 31, 2000 and 1999       24

      Consolidated Statements of Operations  - Years ended
      July 31, 2000, 1999 and 1998                               26

      Consolidated Statements of Shareholders' Equity - Years
      Ended July 31, 2000, 1999 and 1998                         27

      Consolidated Statements of Cash Flows - Years ended
      July 31, 2000, 1999 and 1998                               28

      Notes to Consolidated Financial Statements                 29

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

Date:
October 25, 2000             /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principle Executive
                              Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Thermwood Corporation and in the capacities and on the dates indicated:

Date:
October 25, 2000              /s/ Kenneth J. Susnjara
                              Kenneth  J.  Susnjara,  Chairman  of  the
                              Board  and President (Principal Executive
                              Officer)

Date:
October 25, 2000              /s/ Rebecca F. Fuller
                              Rebecca  F.  Fuller, Treasurer (Principal
                              Financial and Accounting Officer)

Date:
October 25 2000               /s/ Linda S. Susnjara
                              Linda S. Susnjara, Secretary

Date:
October 25, 2000              /s/ Peter N. Lalos
                              Peter N. Lalos, Director

Date:
October 25, 2000              /s/ Edgar Mulzer
                              Edgar Mulzer, Director

Date: October 25, 2000
                              /s/ Lee Ray Olinger
                              Lee Ray Olinger, Director



                     INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Thermwood Corporation:

We have audited the accompanying consolidated balance sheets of Thermwood Corporation and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermwood Corporation and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Indianapolis, Indiana
September 15, 2000






                          THERMWOOD CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                      July 31
                                               2000              1999
                                         ----------------------------------
                Assets

Current assets

    Cash                                    $        ---     $     80,941
    Accounts receivable, less
      allowance for doubtful accounts
      of $41,000 for 2000 and $68,000
      for 1999                                 2,128,826        1,902,865
    Income taxes recoverable                         ---          135,457
    Inventories                                6,592,461        5,266,765
    Deferred income taxes                        542,000          655,000
    Prepaid expenses                             458,506          422,536
                                             -----------       ----------
         Total current assets                  9,721,793        8,463,564
                                             -----------       ----------
Property and Equipment

   Land                                           73,260           73,260
   Buildings and improvements                  2,106,668        2,051,882
   Furniture and equipment                     3,852,367        3,503,586
   Construction in progress                       51,782              ---
     Less accumulated depreciation           (3,312,777)      (2,861,869)
                                            ------------     ------------
         Net property and equipment            2,771,300        2,766,859
                                            ------------     ------------
Other assets

   Patents, trademarks and other                 152,191          145,608
   Bond issuance costs less
     accumulated amortization                    429,080          481,179
   Deferred income taxes                         274,000          325,000
                                           -------------     ------------
         Total other assets                      855,271          951,787
                                           -------------     ------------
Total assets                                $ 13,348,364     $ 12,182,210
                                           =============     ============

See accompanying notes to consolidated
financial statements.




                         THERMWOOD CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                          July 31
                                                    2000             1999
                                            ---------------------------------
 Liabilities and Shareholders' Equity

 Current liabilities

   Accounts payable                             $  1,232,491     $  1,144,634
   Checks issued in excess of bank balance           104,752              ---
   Accrued compensation and payroll taxes            371,696          286,907
   Customer deposits                                 580,978        1,080,337
   Other accrued liabilities                         755,787          656,849
   Current portion of capital lease obligations       36,858           36,748
   Note payable to bank                            2,987,654        2,196,320
                                               -------------     ------------
       Total current liabilities                   6,070,216        5,401,795


 Long-term liabilities, less current portion

   Capital lease obligations                         33,618           70,777
   Debentures payable, net of unamortized
     discount of $1,885,120 for 2000 and
     $2,107,345 for 1999                          2,936,362        2,913,184
                                              -------------      -----------
       Total long-term liabilities                2,969,980        2,983,961
                                              -------------      -----------
 Shareholders' equity
   Common stock, no par value,
     4,000,000 shares authorized,
     985,045 shares issued and outstanding
     for 2000 and 1999                           7,953,077        7,953,077
   Accumulated deficit                          (3,713,048)      (4,120,998)
      Foreign currency translation                  68,139              ---
                                              ------------     ------------
                                                 4,308,168        3,832,079
   Less subscriptions receivable                       ---           35,625
                                              ------------     ------------
      Total shareholders' equity                 4,308,168        3,796,454
                                              ------------     ------------
 Total liabilities and shareholders' equity   $ 13,348,364     $ 12,182,210
                                              ============     ============
 See accompanying notes to
 consolidated financial statements.


                         THERMWOOD CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended July 31
                                             2000          1999        1998
                                        ------------- ------------- -----------
 Sales
     Machine sales                        $22,551,799 $19,430,750 $20,199,191
     Technical services                     6,064,097   5,191,572   4,657,784
                                         ------------  ----------- -----------
                                           28,615,896  24,622,322  24,856,975
    Less commissions                        2,916,021   2,896,439   3,017,446
                                         ------------ ----------- -----------
 Net sales                                 25,699,875  21,725,883  21,839,529

 Cost of sales
     Machines                              12,877,040  10,563,563   9,981,401
     Technical services                     2,664,914   2,702,352   3,016,505
                                          -----------  ----------- -----------
 Total cost of sales                       15,541,954  13,265,915  12,997,906
                                          -----------  ----------- ----------
         Gross profit                      10,157,921   8,459,968   8,841,623

 Research and development, marketing,
  administrative and general expenses       8,142,569   7,309,305   6,413,160
                                           ----------  ---------- -----------
         Operating income                   2,015,352   1,150,663   2,428,463
                                           ----------  ---------- -----------
 Other income (expense):
    Interest expense                       (1,011,872)   (379,687)   (231,747)
    Other                                      (3,390)    107,098     (30,830)
                                           ----------  ---------- -----------
    Other expense, net                     (1,015,262)   (272,589)   (262,577)
                                           ----------  ---------- -----------
Earnings before income
  taxes and extraordinary loss              1,000,090     878,074   2,165,886

 Income tax expense                          (553,000)   (206,000)   (848,000)
                                           ----------  ----------  ----------
 Earnings before extraordinary loss           447,090     672,074   1,317,886

 Extraordinary loss on repurchase of
  bonds, net of income tax benefit of
  $23,000 and $11,000
  for fiscal 2000 and 1999, respectively     (39,140)     (34,161)       ---
                                          ----------  ------------ ----------
        Net earnings                      $  407,950  $   637,913  $1,317,886
                                          ==========  =========== ===========
Earnings per share:
  Basic                                       $0.41         $0.49      $0.89
  Diluted                                     $0.41         $0.49      $0.86
                                          ==========  =========== ==========

  See accompanying notes to
  consolidated financial statements

                            THERMWOOD CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Accumu-
                                                                lated
             Preferred Stock      Common Stock                  Other    Accumu-
             ----------------- ---------------------Subscrip-  Compre-   lated
              Shares Amount     Shares     Amount      tions    hensive  Deficit
                                                    Receivable  Income
             ------ ---------- --------- ----------- --------- ------- --------
Balances at
July 31,
1997        738,000 $2,546,320 1,400,109 $10,599,285 ($24,750)  --- ($6,033,542)

Subscriptions
received        ---        ---       ---        ---    19,125   ---         ---

Preferred
dividends paid  ---         ---      ---        ---      ---    ---     (43,255)

Redemption of
preferred
stock      (738,000) (2,546,320)    ---         ---      ---     ---        ---

Conversion of
12% debentures,
net of related
bond issuance
costs and unamortized
discount        ---      ---     24,000     108,351      ---     ---        ---

Exercise of
qualified stock
options         ---      ---      1,000       5,000      ---     ---        ---

Exercise of
other stock
options         ---      ---      6,000      30,000  (30,000)    ---        ---

Net earnings    ---      ---       ---          ---       ---    ---  1,317,886
            ------- -------- ---------- ----------- --------- ------ -----------
Balances at
July 31,
1998            ---      ---  1,431,109 $10,742,636 ($35,625)    ---($4,758,911)

Conversion of
12% debentures,
net of related
bond issuance
costs and
unamortized
discount        ---     ---     14,200       65,775    ---       ---        ---

Conversion of
common stock to
12% bonds due
2014            ---     ---   (460,264) (2,855,334)    ---       ---        ---

Net earnings    ---     ---      ---        ---        ---       ---    637,913
             ------ ------- -------- ---------- ----------  -------- ----------
Balances at
July 31
1999            ---     ---  985,045 $7,953,077  ($35,625)       ---($4,120,998)

Forgiveness of
subscriptions
receivable      ---     ---     ---        ---     35,625      ---          ---

Currency
translation
adjustment      ---     ---     ---        ---       ---    68,139          ---

Net earnings    ---     ---     ---        ---       ---       ---      407,950
             ------ ------- ------- ----------  -------- --------- -------------
Balances at
July 31,
2000            --- $   --- 985,045 $7,953,077  $    ---   $68,139  ($3,713,048)
             ====== ======= ======= ==========  ======== ========= =============
 See accompanying notes to consolidated financial statements.

                           THERMWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended July 31
                                      2000          1999         1998
                                   ----------- ------------ -------------
 Cash Flows From Operating
 Activities:

 Net earnings                       $  407,950   $  637,913   $1,317,886
 Adjustments to reconcile net
 earnings to net cash
 provided by operating activities:
    Extraordinary loss on
      repurchase of bonds               39,140       34,161          ---
    Depreciation and amortization      653,945      489,854      368,261
    Provision for inventories              ---      165,000       68,000
    Loss on disposal of equipment      100,802          ---       48,936
    Deferred income taxes              164,000     (87,000)    1,109,000
    Forgiveness of subscriptions
      receivable                        35,625          ---          ---
    Changes in operating assets
    and liabilities:
      Accounts receivable            (225,961)    (229,039)      128,743
      Income taxes recoverable         135,457    (135,457)          ---
      Inventories                   (1,325,696)    (72,583)     (809,181)
      Prepaid expenses and other
        assets                         (35,970)    (66,784)     (118,922)
      Accounts payable and other
        accrued expenses               294,584     (87,797)     (798,976)
      Customer deposits               (499,359)    264,022       (90,795)
                                     ----------  ----------  ------------
 Net cash provided by (used for)
  operating activities                (255,483)  1,047,747     1,222,952

 Cash Flows From Investing
 Activities:

 Proceeds from the sale of equipment    33,193          ---          ---
 Purchases of patents, property
   and equipment                      (625,580)    (459,043)  (1,242,887)
                                    ----------   ----------   -----------
 Net cash used by investing
   activities                         (592,387)    (459,043)   (1,242,887)
                                    ----------   -----------  ------------
 Cash Flows From Financing
 Activities:

 Principal payments on lease
   obligations                         (37,049)      (8,915)      (7,478)
 Redemption of debentures             (160,247)    (112,761)          ---
 Bond issuance costs                       ---     (502,024)          ---
 Redemption of preferred stock             ---          ---    (2,546,320)
 Payment of dividends on preferred stock   ---          ---       (43,255)
 Net borrowings on note payable to bank 791,334         ---     2,196,320
 Checks issued in excess of bank
  balance                               104,752          ---          ---
 Proceeds from subscriptions
  receivable                                ---          ---       19,125
 Proceeds from exercise of stock options    ---          ---        5,000
                                     ----------   ----------  -----------
 Net cash used by financing
  activities                            698,790     (623,700)    (376,608)
                                     ----------   ----------- ------------
 Effect of exchange rates on cash        68,139          ---          ---
                                     ----------   ----------- ------------
 Decrease in cash                       (80,941)     (34,996)    (396,543)

 Cash at beginning of year               80,941      115,937      512,480
                                       --------    --------- ------------
 Cash at end of year                   $    ---    $  80,941     $115,937
                                       ========  =========== ============

 See accompanying notes to consolidated
 financial statements.

                   THERMWOOD CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General:

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiaries, Thermwood Europe Limited, a United Kingdom company, CNC Carolina, Inc., a dealer in North Carolina, and Thermwood Capital Corporation, a leasing company (together, the "Company" or "Thermwood"). There was no revenue generated in 2000 or 1999 from Thermwood Capital Corporation, a leasing company.

Thermwood operates within a single industry called industrial automation equipment and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. One dealer accounted for approximately 16% of the Company's business in fiscal 2000; however, no customer accounted for more than 10% of sales in fiscal 2000, 1999 or 1998. The loss of any large dealer could have a material adverse effect on the Company's business.

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

               Buildings and improvements         10 to 30 years
               Equipment                           3 to 10 years

Depreciation expense for 2000, 1999 and 1998 was $458,236, $414,746 and $345,890, respectively.

Research and Development:

Research and development costs are expensed as incurred. Expenditures for research and development were approximately $685,000, $570,000 and $314,000 during 2000, 1999 and 1998, respectively.

Customer Deposits:

Customer deposits are recorded as a current liability with no offset against costs incurred on work-in-process. As of July 31,2000 and 1999, substantially all of the deposits had no incurred work-in-process cost.

Earnings Per Share:
Earnings per share for each of the three years ended July 31 were determined as follows:

                2000                   1999                     1998
           -----------------      ------------------     ----------------------
            Basic    Diluted        Basic  Diluted          Basic     Diluted
          ---------  -------      --------- --------     ----------- ----------
Earnings:

Earnings
before
extra-
ordinary
loss     $447,090    $447,090     $672,074   $672,074    $1,317,886 $1,317,886

Less
preferred
stock
dividend      ---         ---          ---       ---       (43,255)    (43,255)

Add interest
expense on
convertible
debentures    ---       13,200         ---     13,830         ---       47,180

Add amorti-
zation of
discount
on deben-
tures and
issuance
costs          ---      2,476          ---    2,490           ---        4,701

Income tax
effects of
earnings
adjustments    ---     (6,270)         ---   (6,528)          ---      (19,196)

Earnings
available
to common
share-     --------  ---------  ----------- --------  ------------ -------------
holders    447,090    456,496      672,074   681,866     1,274,631   1,307,316

Extra-
ordinary
loss, net
of tax
benefit    (39,140)   (39,140)    (34,161)  (34,161)          ---          ---
          --------- ---------- ----------- ---------  -----------  -------------
Net ear-
nings
available
to common
share-
holders   $407,950   $417,356    $637,913   $647,705   $1,274,631   $1,307,316
         ========== ==========  ========== =========  =========== =============
Weighted-average
shares:

Outstan-
ding       985,045    985,045   1,290,521  1,290,521    1,424,676    1,424,676

Incremental
shares
related to
dilutive
stock
options        ---      1,082        ---       9,300         ---        55,872

Incremental
shares
related to
convertible
bonds          ---     22,000        ---      22,000        ---         36,200
          --------- ----------  ---------  ----------  ---------  ------------
Total
weighted-
average
shares      985,045  1,008,127  1,290,521   1,321,821  1,424,676     1,516,748
          ========= ==========  =========  ==========  =========  ============
Earnings per
share:

Income before
extraor-
dinary
earnings      $0.45      $0.45      $0.52      $0.52       $0.89         $0.86

Extraordinary
loss, net of
income taxes   (.04)      (.04)      (.03)      (.03)        ---           ---
            --------  ---------  ---------  ---------  ---------  ------------
Net earnings   $0.41      $0.41      $0.49      $0.49      $0.89         $0.86
            ========  =========  =========  =========  =========  ============

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

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:

                                   2000              1999
                                -------------  --------------
       Finished goods           $     713,197    $    937,662
       Work-in-process                892,375       1,112,684
       Raw materials                4,986,889       3,216,418
                                -------------  --------------
                                 $  6,592,461    $  5,266,765
                                =============  ==============

NOTE C -- LEASES:

Amounts included in property and equipment at July 31, 2000 and 1999 relating to capital leases are as follows:

                                       2000              1999
                                    ----------     -----------
      Furniture and equipment       $  110,245      $  110,245
      Less accumulated amortization    (39,811)         (3,062)
                                    ----------      ----------
                                     $  70,434      $  107,183
                                    ==========      ==========

Future minimum lease payments as of July 31, 2000  are as follows:

                                     Capital        Operating
      Years ending July 31:           Leases          Leases
                                    ----------      ----------
               2001                 $   41,460      $ 127,100
               2002                     37,994        127,100
               2003                        ---        127,100
               2004                        ---        127,100
               2005                        ---        127,100
                                     ---------      ---------
      Total minimum lease payments   $  79,454      $ 635,500
      Less amounts representing
      interest at an interest
      rate of 8%                        (5,529)
                                     ---------
                                     $  70,476
                                     =========

Total operating lease expense for 2000, 1999 and 1998 was $127,000, $127,000 and $119,000 respectively.

NOTE D -- NOTES PAYABLE TO BANK:

During 2000, the Company's $3,500,000 line of credit with a bank was increased to $5,000,000. At July 31, 2000, $2,987,654 was outstanding under the line of credit. The line of credit bears interest payable monthly at the bank's money market prime rate plus .5% (10% at July 31, 2000). The line is secured by the tangible assets of the Company and expires in January 2001. Management expects to renew the line under terms similar to the existing agreement.

NOTE E -- DEBENTURES PAYABLE:

In 1993, the Company completed a public offering of 2,070 units totaling $2,070,000. Each unit consisted of one Convertible Debenture in the principal amount of $1,000 bearing interest at 12% per year and 500 Redeemable Warrants. The bonds were issued at a discount of $254,573, which is being amortized using the interest method.

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

During fiscal years ended July 31, 1999 and 1998, holders tendered $71,000 and $120,000 of the debentures for conversion into 14,200 and 24,000, common shares, respectively. During fiscal 2000, no debentures were tendered for conversion. At July 31, 2000, there were $110,000 in principal of these debentures outstanding.

In April 1999, the Company acquired an aggregate of 460,264 shares of its Common Stock from Company shareholders in exchange for 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. The subordinated debentures were discounted using an effective interest rate of 22% resulting in a net increase in bonds payable of $2,855,334. In July 1999, the Company repurchased debentures with a face value of $147,400 at a cost of $112,761. This transaction resulted in an extraordinary loss of $34,161, net of the related tax benefit of $11,000. In fiscal 2000 the Company repurchased debentures with a face value of $204,000 at a cost of $160,247. These transactions resulted in an extraordinary loss of $39,140, net of the related tax benefit of $23,000.

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

                                         2000         1999         1998
                                        --------     --------    ---------
   Net Earnings
      As Reported                       $407,950     $637,913   $1,317,886
      Pro Forma                          324,975      637,913    1,308,962

   Basic Earnings Per Share
      As Reported                          $0.41        $0.49        $0.89
      Pro Forma                             0.33         0.49         0.89

   Diluted Earnings Per Share
      As Reported                           0.41         0.49         0.86
      Pro Forma                             0.33         0.49         0.86

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the
following  assumptions  for grants in fiscal 2000 and  1998:   no  dividend
yield; expected volatility of 37 percent and 35 percent, respectively; risk-free interest rate of 6 percent and 4.7 percent, respectively; and expected lives of ten years for all options. No options were granted in fiscal year 1999.

The Company reserved 80,000 shares of Common Stock for issuance under the qualified plan. Options to purchase 71,600 of the shares have been granted, including options for 21,000 shares granted in fiscal 2000. None of these options were exercised during fiscal 2000. As of July 31, 2000, options for 71,600 shares were exercisable. These options must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 70,000 shares of Common Stock of which options to purchase 40,000 shares were outstanding and exercisable as of July 31, 2000.

Options to purchase an additional 120,000 shares are held by the Company's president. These options extend through October 18, 2005 and permit the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share.

       A summary of Common Stock options for the years ended July 31 follows:

                                  2000               1999              1998
                                Weighted          Weighted          Weighted
                                 Average           Average           Average
                        Shares  Exercise   Shares Exercise  Shares  Exercise
                                  Price             Price             Price
                       -------- ---------  ------- ------- -------- --------
 Outstanding at
  beginning
  of year               210,600    $16.10  214,600    9.15  226,600  $ 15.90

 Granted                 21,000      6.50      ---     ---    4,000    10.63

 Canceled/expired           ---       ---    4,000    8.44   10,000     9.38

 Exercised                  ---       ---      ---     ---    6,000     5.00
                       -------- ---------  ------- -------- -------- -------
 Outstanding at
 end of year            231,600    $15.23  210,600  $16.10  214,600  $  9.15
                       ======== =========  ======= ======== ======== =======
 Exercisable at
 end of year            231,600            210,600          214,600
                       ========            =======          =======
 Weighted average
 fair value of
 options granted
 during the year                    $3.95           $  ---           $  3.66
                                =========          ========          ========

NOTE G -- RELATED PARTY TRANSACTIONS:

Director and shareholder - A director and shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $204,000, $183,000 and $95,000 for 2000, 1999 and 1998, respectively. The Company had accounts payable of $32,619, and $31,515 at July 31, 2000, and 1999 respectively, relating to such legal services.

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

Rent income from the dealership was $2,400 for 2000, 1999 and 1998. Sales commissions of $697,901, $669,125 and $627,816 were paid to the dealership during 2000, 1999 and 1998, respectively, for assisting in effecting sales.

NOTE H -- INCOME TAXES:

 Income taxes for the years ended July 31 were allocated as follows:

                                   2000            1999           1998
                                 ----------      ----------     -----------
  Earnings before
  extraordinary loss             $ (553,000)     $ (206,000)    $ (848,000)
  Extraordinary loss                 23,000          11,000            ---
                                 -----------     -----------    ------------
  Total income tax expense       $ (530,000)     $ (195,000)     $ (848,000)
                                 ===========     ===========    ============

Income taxes for the years ended July 31 consist of:

                                    2000            1999           1998
                                 -----------     -----------    -----------
  Federal:
    Current (expense) benefit     $(308,000)     $(240,000)      $ 308,000
    Deferred (expense) benefit     (151,000)        80,000      (1,019,000)
                                 -----------     ----------     -----------
                                   (459,000)      (160,000)       (711,000)
                                 -----------     ----------     -----------
  State:
       Current expense              (58,000)       (42,000)        (47,000)
       Deferred expense             (13,000)         7,000         (90,000)
                                 -----------     ----------     -----------
                                    (71,000)       (35,000)       (137,000)
                                 -----------     ----------     -----------
  Total income tax expense        $(530,000)      (195,000)       (848,000)
                                 ===========     ==========     ===========

  A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

                                          2000           1999          1998
                                      -----------    ----------    ----------
  Earnings before income taxes        $   999,612    $ 878,074     $2,165,886
                                      ===========    ==========    ==========
  Expected income tax expense         $  (370,000)   $(325,000)    $ (801,000)
  Bond discount amortization              (83,000)      (12,000)           ---
  Losses of foreign subsidiary            (90,000)      (83,000)           ---
  Effect of other permanent
    differences                           (24,000)      (17,000)      (19,000)
  Extraordinary loss                       23,000        11,000            ---
  Utilization of loss carryforwards           ---       170,000            ---
  Other                                    14,000        61,000       (28,000)
                                     -------------  ------------  ------------
    Total actual income tax expense  $   (530,000)  $  (195,000)   $ (848,000)
                                     =============  ============  ============

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

                                    2000           1999          1998
                                -------------   -----------   ------------
  Deferred tax assets
  attributable to:

  Property and equipment         $   253,000    $  318,000     $  185,000
  Accounts receivable                 41,000        25,000          7,000
  Inventory valuation                284,000       300,000        245,000
  Warranty reserves                  125,000       122,000         79,000
  Net operating loss carryforwards       ---           ---        196,000
  Other tax carryforwards                ---       174,000        155,000
  Contributions                       34,000           ---            ---
  Other                               79,000        41,000         26,000
                                 -----------    ----------    -----------
     Net deferred tax assets     $   816,000    $  980,000     $  893,000
                                 ===========    ==========    ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at July 31, 2000.

NOTE I -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consist of:

                                                   2000            1999
                                                ----------     ----------
  Property taxes                                $   89,071     $   87,013
  Accrued warranties                               300,463        329,735
  Other                                            451,042        240,101
                                                ----------     ----------
                                                 $ 840,576      $ 656,849
                                                ==========     ==========

Cash Flow Information:

The Company paid cash for interest in the amount of $787,781, $320,913 and $200,319 during 2000, 1999 and 1998, respectively. The Company paid cash for income taxes in the amount of $195,000, $371,675 and $77,024 during 2000, 1999 and 1998, respectively.

Non-cash Investing and Financing Activities:

During fiscal 1999, bonds with face value of $71,000 were converted to 14,200 shares of Common Stock. A capital lease obligation of $110,000 was incurred in fiscal 1999 when the Company entered into a lease for new computer software.

NOTE J -- PENSION AND PROFIT SHARING PLAN:

Thermwood has a deferred income 40l(k) savings plan for its employees. The Company makes a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of their contributions between 6% and 8%of employees' salaries.

Pension expense for fiscal years 2000, 1999 and 1998 amounted to $60,695, $54,844 and $48,759, respectively. The Company also has a management profit sharing plan. Profit sharing expense amounted to $1,215,681, $739,354 and $603,978 for fiscal 2000, 1999 and 1998, respectively.

NOTE K - SEGMENTS

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

                                             2000
                         ---------------------------------------------------
                           Machining    Technical    Thermwood
  ($'s in Millions)        Products     Services      Europe        Total
                           Division     Division       Ltd.
                         ------------ ----------- ------------- -----------
  Net sales                   $  17.6      $ 6.1       $    2.0      $ 25.7
  Operating income                 .5         1.7           (.2)        2.0
  Interest expense                 .7          .2            .1         1.0
  Depreciation and
   amortization                    .5          .2             0          .7
  Income tax expense               .4          .2             0          .6

  Total assets                    9.8         2.5           1.0        13.3

                                                1999
                         --------------------------------------------------
                           Machining    Technical    Thermwood
  ($'s in Millions)        Products     Services      Europe       Total
                           Division     Division       Ltd.
                         ------------ ----------- ------------- ----------
  Net sales                   $  14.8     $   5.2       $  1.7     $  21.7
  Operating income                 .8          .5          (.2)        1.1
  Interest expense                 .2          .1            .1         .4
  Depreciation and
    amortization                   .4          .1             0         .5
  Income tax expense               .2           0             0         .2

  Total assets                    8.1         2.9           1.0       12.0

                                               1998
                         ------------ ----------- -------------- ----------
                           Machining    Technical    Thermwood
  ($'s in Millions)        Products     Services      Europe       Total
                           Division     Division       Ltd.
                         ------------ ----------- -------------- -----------
  Net sales                    $ 15.4      $  4.6       $  1.8      $ 21.8
  Operating income                2.7          .1          (.4)        2.4
  Interest expense                 .1           0            .1         .2
  Depreciation and
    amortization                   .3          .1             0         .4
  Income tax expense               .6          .2             0         .8

  Total assets                    7.9         2.4           1.0       11.3