Form 10QSB
period 2000-10-31
THERMWOOD CORP
filed 2000-12-01
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended October 31, 2000
                                   OR
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

Class                            Outstanding at October 31, 2000
Common Stock, no par value             985,045  Shares


     Transitional Small Business Format (check one);  Yes  No  X

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           THERMWOOD CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended
                                                     October 31
                                              2000                 1999
                                        ----------------   -----------------
  Sales
     Machine sales                           $4,477,296       $5,639,238
     Technical sales                          2,008,171        1,427,603
                                        ----------------   -----------------
                                              6,485,467        7,066,841
   Less commissions                             621,109          816,727
                                        ----------------   -----------------
Net sales                                     5,864,358        6,250,114

Cost of sales
   Machine sales                              2,727,006        2,984,458
   Technical sales                            1,042,010          604,676
                                        ----------------   -----------------
Total cost of sales                           3,769,016        3,589,134

Gross profit                                  2,095,342        2,660,980

Research and development, marketing,
 administrative and general expenses          1,666,149        1,925,146
                                        ----------------   -----------------

     Operating income                           429,193          735,834

Other expense:
   Interest expense                           (261,502)        (190,103)
   Other expense                               (47,363)         (16,830)
                                        ----------------   ----------------
   Other expense                              (308,865)        (206,933)

Earnings before income taxes and
  extraordinary loss                           120,328          528,901

Income tax expense                              92,000          210,000
                                        ---------------   -----------------
Earnings before extraordinary loss              28,328          318,901

Extraordinary loss on repurchase of
  bonds, net of income tax benefit                 ---         (30,728)
                                        ---------------   -----------------
     Net earnings                              $28,328         $288,173
                                        ===============   =================

Earnings per share:
   Basic                                          $0.03            $0.29
   Diluted                                        $0.03            $0.29

Weighted average number of shares:
   Basic                                        985,045          985,045
   Diluted                                    1,007,045        1,007,553

See notes to condensed consolidated financial statements.

                      THERMWOOD CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                       October 31        July 31
                                          2000           2000
                                      -------------   -------------
               Assets
Current assets
   Cash                               $        ---    $       ---
   Accounts receivable                   1,981,496      2,128,826
   Inventories                           6,250,688      6,592,461
   Deferred income taxes                   542,000        542,000
   Prepaid expenses                        383,857        458,506
                                     --------------   -------------

     Total current assets                9,158,041      9,721,793
                                     --------------   -------------

Property and equipment (net of
  accumulated depreciation               2,909,991      2,771,300
Other assets
   Patents, trademarks and other           148,141        152,191
   Bond issuance costs net of
    accumulated amortization               417,839        429,080
   Deferred income taxes                   274,000        274,000
                                     --------------   -------------
     Total other assets                    839,980        855,271
                                     --------------   -------------
       Total assets                    $12,908,012    $13,348,364
                                     ==============   =============
Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                  $  1,299,305   $  1,232,491
    Checks issued in excess of bank
      balance                               65,817        104,752
    Accrued liabilities                    860,672      1,127,483
    Customer deposits                      807,467        580,978
    Current portion of long-term
      liabilities                           36,858         36,858
    Note payable to bank                 2,472,317      2,987,654
                                     --------------   -------------

     Total current liabilities           5,542,436      6,070,216
                                     --------------   -------------

Long-term liabilities - less current portion
   Capital lease obligations                24,604         33,618
   Debentures payable net of
     unamortized discount                2,971,132      2,936,362
                                     --------------   -------------
     Total long-term liabilities         2,995,736      2,969,980
                                     --------------   -------------

Shareholders' equity
   Common stock, no par value,
     4,000,000 shares authorized
     985,045  shares issued and
     outstanding at October 31, 2000
     and July 31, 2000                   7,953,077      7,953,077
   Accumulated deficit                  (3,684,720)    (3,713,048)
   Foreign currency translation            101,483         68,139
                                     --------------   -------------

     Total shareholders' equity          4,369,840      4,308,168
                                     --------------   -------------
Total liabilities and
 shareholders' equity                  $12,908,012    $13,348,364
                                     ==============   =============

See notes to condensed consolidated financial statements.

                       THERMWOOD CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                       Three Months Ended October 31
                                           2000         1999
                                      -------------   ---------------
Cash Flows From Operating Activities:
Net earnings                                  $    28,328     $288,173

Adjustments to reconcile net
earnings to net cash provided by
operating activities:
 Depreciation and amortization                    223,695      189,590
 Extraordinary loss on repurchase of bonds            ---       30,728
 Changes in operating assets and liabilities:
   Accounts receivable                            147,330     (801,673)
   Inventories                                    341,773     (578,802)
   Prepaid expenses and other assets               74,249      122,313
   Accounts payable and other accrued expenses   (199,997)     901,989
   Customer deposits                              226,489      553,747
   Other                                           33,344            0
                                                ----------   -----------
Net cash provided by operating activities         875,211      706,065
                                                ----------   -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment            (311,925)    (102,461)
                                                ----------   -----------
  Net cash used by investing activities          (311,925)    (102,461)
                                                ----------   -----------
Cash Flows From Financing Activities:
  Principal payments on notes payable,
    lease obligations and long-term debt         (524,351)    (505,567)
  Checks issued in excess of bank balance         (38,935)         ---
  Redemption of debentures                             ---    (129,890)
                                                ----------   -----------
Net cash used by financing activities            (563,286)     635,457)
                                                ----------   -----------
  Increase (decrease) in cash                         ---       (31,853)
  Cash, beginning of period                           ---        80,941
                                                ----------   -----------
    Cash, end of period                         $     ---    $   49,088
                                                ==========   ===========

  ADDITIONAL INFORMATION:
  Interest paid                                 $  272,732   $  206,835
                                                ==========   ===========

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS:

Note A - Basis of Presentation
_________________________

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form l0-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed financial position and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-KSB for the year ended July 31, 2000 and Form 10 QSB for the quarter ended October 31, 1999. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

Note B - Inventories
_________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                           October 31        July 31
                               2000           2000
                           ------------  ------------
Components of inventory:

   Finished goods          $   843,906    $   713,197
   Work in process             693,083        892,375
   Raw materials             4,713,699      4,986,889
                           -----------  -------------

Total                       $6,250,688     $6,592,461
                           ===========  =============

Note C - Reclassifications
________________________

Certain amounts presented in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.


Note D - Earnings per Share
______________________________

Earnings per share for each of the three-month periods ended October 31 were determined as follows:

                                             2000                1999
                                        Basic    Diluted     Basic    Diluted
                                      --------   -------    --------  -------
Earnings:
Earnings before extraordinary loss   $28,328    $28,328    $318,901   $318,901
Add interest expense on
  convertible debentures                 ---      3,300         ---      3,300
Add amortization of discount
  on debentures and issuance costs       ---        619         ---        619
Income  tax effects of earnings
  adjustments                            ---     (1,568)        ---     (1,568)
                                     -------   ---------   ---------   ---------
Earnings  available  to  common
  shareholders                       $28,328    $30,679    $318,901    $321,252

Extraordinary loss, net of tax           ---       ---      (30,728)    (30,728)
                                     -------   -------   -----------   ---------
Net earnings available to
  common shareholders                $28,328    $30,679    $288,173    $290,524
                                     =======   ========  ==========   =========
Shares:
Outstanding                          985,045    985,045     985,045     985,045
Incremental shares related to
  dilutive stock options                 ---        ---        ---          508
Incremental shares related to
  convertible bonds                      ---     22,000        ---       22,000
                                     -------  ---------   --------   ----------
Total weighted-average shares        985,045  1,007,045    985,045    1,007,553
                                     =======  =========   ========   ==========
Earnings per share
Income before extraordinary earnings   $0.03      $0.03      $0.32        $0.32
Extraordinary loss, net of tax          (.00)      (.00)      (.03)        (.03)
                                     -------   --------   --------   -----------
Net earnings                           $0.03      $0.03      $0.29        $0.29
                                     =======   ========   ========   ===========

Item 2.   Management's Discussion and Analysis

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of Thermwood Corporation and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere herein and in our Annual Report on form 10-KSB, including, without limitation, the sections:
"Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Thermwood disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

Results of Operations
---------------------

Net sales for the quarter ended October 31, 2000 were $5,864,358, a decrease of 6% from the same quarter of the previous year. Gross profit for the current quarter was $2,095,342, a decrease of 21% from the first quarter last year. Cost of sales as a percentage of net sales was 64.3% compared to 57.4% for the first quarter of last year. Sales were lower because of fewer shipments of machines in the U.S. and Europe. The increased cost of sales was due to the discounted sale of two machines to educational institutions and to technical services warranty costs. Lower sales and higher cost of sales resulted in the lower gross profit for the current quarter.

Research and development, marketing, administrative and general expenses were $1,666,149 compared with $1,925,146 for the first quarter of fiscal 2000 due to a decrease in the accruals for bonuses which are based on operating profit. Operating profit was $429,193 compared to $735,834 for the same period in fiscal year 2000. The 42% decrease in operating profit was a result of lower margins.

Interest expense in the first quarter of fiscal year 2001 was $261,502, an increase of approximately $71,000 from fiscal year 2000. This higher level is due to increased borrowings on the bank line of credit to pay other debts during a period of slower sales. Earnings before income taxes in the first quarter of fiscal year 2001were $120,32 compared to $528,901 in the first quarter of fiscal year 2000, or a decrease of approximately 77%. Federal income taxes were accrued in the amount of $92,000, lowering earnings to a net of $28,328 compared to $318,901 in the first quarter of fiscal 2000.

Income in the first quarter of fiscal 2000 was further reduced by an extraordinary loss of $30,728, net of taxes. This was due to the repurchase of debentures with a face value of $165,000 at a cost of $118,800. There were no repurchases of debentures in the first quarter of fiscal 2001.

Liquidity and Capital Resources
-------------------------------

Thermwood's liquidity requirements result from capital investments, working capital requirements, interest expense and principal payments on our indebtedness. Thermwood has met these requirements from cash provided by operating activities and borrowings from the bank and other financing sources. We believe these sources will provide adequate funds to meet current and projected operating requirements.

At October 31, 2000, Thermwood's working capital was $3,615,605 compared to $3,651,577 at July 31, 2000. This decrease was due to cash used in investing and financing activities. Current backlog is approxi-mately $2,100,000, which is virtually unchanged from July 31, 2000. Shipments during the quarter approximated new orders during this period.

Shareholders' equity increased from $4,308,168 at July 31, 2000 to $4,369,840 in the three-month period ended October 31, 2000 due to net earnings and foreign currency translation adjustments.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 must be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. Thermwood will implement the requirements of SAB 101 during fiscal 2001 and does not believe the implementation will have a material impact on our financial position or results of operations.


                         THERMWOOD CORPORATION
                              FORM 10-QSB
                           October 31, 2000

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

                    THERMWOOD CORPORATION
                    __________________________
                    (Registrant)

Date    November 30, 2000           By__/s/ Kenneth J. Susnjara
                                       ________________________
                                       Kenneth J. Susnjara
                                       President (Principal Executive Officer)



Date    November 30, 2000           By___/s/ Rebecca F. Fuller
                                         _____________________
                                         Rebecca F. Fuller
                                         Treasurer (Principal Financial Officer)