Form 10QSB
period 2001-01-31
THERMWOOD CORP
filed 2001-03-06
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549





                            Form 10-QSB


_____________________________________________________________________

     Quarterly Report Pursuant To Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934



 For quarter ended January 31, 2001     Commission file number 0-12195



                       THERMWOOD CORPORATION
________________________________________________________________________
      (Exact name of Registrant as specified in its charter)


             INDIANA                               35-1169185
________________________________________     __________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)



 P. O. Box 436, Dale, Indiana                        47523
________________________________________     ___________________________
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: 812-937-4476


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock, no par value, 985,045 shares outstanding as of January 31, 2001






                              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                THERMWOOD CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                  Three Months Ended     Six Months Ended
                                      January 31             January 31
                                   2001       2000         2001       2000
                               ----------  -----------  ----------  ----------
Sales
     Machine sales             $4,764,277  $5,273,678  $9,241,573 $10,912,916
     Technical sales            1,529,431   1,482,231   3,537,602   2,909,834
                               ----------  ----------  ----------  -----------
     Less:                      6,293,708   6,755,909  12,779,175  13,822,750
      commissions on machines     461,570     553,035   1,082,679   1,369,762
                               ----------  ----------  ----------  -----------

Net sales                       5,832,138   6,202,874  11,696,496  12,452,988

Cost of sales
     Machine sales              2,899,798   3,116,445   5,626,804   6,100,903
     Technical sales              785,883     718,361   1,827,893   1,323,037
                               ----------  ----------  ----------  -----------
Total cost of sales             3,685,681   3,834,806   7,454,697   7,423,940

     Gross profit               2,146,457   2,368,068   4,241,799   5,029,048

Research and development,
  marketing, administrative
  and general expenses          1,950,145   1,914,314   3,616,294   3,839,460
                               ----------  ----------  ----------  -----------
     Operating income             196,312     453,754     625,505   1,189,588

Other income (expense):
     Interest expense            (263,420)   (186,040)   (524,922)   (376,143)
     Other                         24,576       6,131     (22,783)    (10,699)
                               ----------  ----------  ----------  -----------
     Other expense, net          (238,844)   (179,909)   (547,705)   (386,842)

Earnings (loss) before
 income taxes and extra-
 ordinary loss                    (42,532)    273,845      77,800     802,746
Income tax expense (benefit)      (62,538)     73,769      29,462     283,769
                               ----------  ----------  ----------  -----------
Earnings before extra-
  ordinary loss                    20,006     200,076      48,338     518,977

Extraordinary loss on repurchase
 of bonds, net of income tax
 benefit                              ---      (8,412)       ---      (39,140)
                               ----------  ----------  ---------  ------------
     Net earnings              $   20,006  $  191,664  $  48,338  $   479,837
                               ==========  ==========  =========  ============

Earnings per  share:
     Basic                          $0.02       $0.19      $0.05        $0.49
     Diluted                        $0.02       $0.19      $0.05        $0.48

Weighted average shares
     Basic                        985,045     985,045    985,045     985,045
     Diluted                    1,007,045   1,007,045  1,007,045   1,007,045

See accompanying notes to consolidated financial statements.

                 THERMWOOD CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                               January 31       July 31
                                                  2001            2000
                                              -----------   ------------
                   Assets
  Current assets
     Cash                                     $   314,160    $      ---
     Accounts receivable                        1,709,661     2,128,826
     Inventories                                5,725,539     6,592,461
     Deferred income taxes                        542,000       542,000
     Prepaid expenses                             529,581       458,506
                                              -----------   -----------
       Total current assets                     8,820,941     9,721,793
                                              -----------   -----------
  Property and equipment (net of
  accumulated depreciation)                     3,028,005     2,771,300
                                              -----------   -----------
  Other assets
     Patents, trademarks and other                143,292       152,191
     Bond issuance costs net of
       accumulated amortization                   413,117       429,080
     Deferred income taxes                        274,000       274,000
                                              -----------   -----------
       Total other assets                         830,409       855,271
                                              -----------   -----------
         Total assets                         $12,679,355   $13,348,364
                                              ===========   ===========
                 Liabilities and Shareholders' Equity
  Current liabilities
      Note payable to bank                   $  3,231,996  $  2,987,654
      Current portion of long-term liabilities     36,858        36,858
      Accounts payable                          1,023,259     1,232,491
      Accrued liabilities                         593,027     1,232,235
      Customer deposits                           396,097       580,978
                                             ------------   -----------
       Total current liabilities                5,278,237     6,070,216
                                             ------------   -----------
  Long-term liabilities
     Capital lease obligations                     15,409        33,618
     Debentures payable net of
       unamortized discount                     3,005,902     2,936,362
                                             ------------   -----------
       Total long-term liabilities              3,021,311     2,969,980
                                             ------------   -----------
  Shareholders' equity
     Common stock, no par value, 4,000,000
       shares authorized 985,045 shares
       issued and outstanding at
       January 31, 2001 and July 31, 2000      7,953,077     7,953,077
     Accumulated deficit                      (3,664,710)   (3,713,048)
     Foreign currency translation                 88,440        68,139
                                            ------------   ------------
       Total shareholders' equity              4,379,807     4,308,168
                                            ------------   ------------
Total liabilities and shareholders' equity   $12,679,355   $13,348,364
                                            ============   ============

  See accompanying notes to consolidated
  financial statements.

                 THERMWOOD CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                Six Months Ended January 31
                                                   2001           2000
                                                -----------    ------------
Cash Flows From Operating Activities:
Net earnings                                   $     48,338    $    479,837
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization                    332,215       377,349
   Extraordinary loss, net of income taxes              ---        39,140
   Changes in operating assets and
     liabilities:
      Accounts receivable                           419,165      (824,701)
      Inventories                                   866,922    (1,006,588)
      Prepaid expenses and other assets            (71,075)        39,284
      Accounts payable and other
        accrued expenses                          (848,440)       371,043
      Customer deposits                           (184,881)       993,737
      Other                                          20,301           ---
                                               ------------    -----------
   Net cash provided by operating activities        582,545       469,101

Cash Flows From Investing Activities:
   Purchases of patents, property
     and equipment                                 (494,518)     (138,636)
                                               ------------    -----------
   Net cash used by investing activities           (494,518)     (138,636)

Cash Flows From Financing Activities:
   Principal payments on lease obligations         (18,209)      (14,058)
   Net borrowings (repayments) on note
    payable to bank                                244,342      (200,000)
   Redemption of debentures                            ---      (148,050)
                                               -----------    -----------
Net cash provided by (used in)
   financing activities                            226,133      (362,108)
                                               -----------    -----------
Increase (decrease) in cash                        314,160       (31,643)
Cash at beginning of period                            ---        80,941
                                               -----------    -----------
Cash at end of period                          $   314,160    $   49,298
                                               ===========    ===========
ADDITIONAL INFORMATION
Interest paid                                  $   495,626    $   309,606
                                               ===========    ===========
Income taxes paid                              $    92,000    $   100,000
                                               ===========    ===========
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation
__________________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements included on Form 10-KSB for the year ended July 31, 2000 and Form 10-QSB for the quarters ended October 31, 2000 and January 31, 2000.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended
July 31, 2001.

Note B - Inventories
____________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.

                                    January 31      July 31
Components of inventories:             2001          2000
                                  ------------   ------------
   Finished goods                  $  433,306    $    713,197
   Work in process                  1,233,158         892,375
   Raw materials                    4,059,075       4,986,889
                                  ------------   ------------
Total                              $5,725,539      $6,592,461
                                  ============   ============


Note C - Earnings per Share
___________________________

Earnings per share for the three-month and six-month periods ended January 31, 2001 and 2000 were determined as follows:

                                         Three Months Ended January 31
                                           2001                 2000
                                  --------------------    --------------------
                                   Basic       Diluted     Basic      Diluted
                                  -------      -------    --------    --------
Earnings:
Net earnings                      $20,006      $20,006    $191,664    $191,664
Add interest expense on
 convertible bonds payable            ---        3,300         ---       3,300
Add amortization of bond
 discount and issuance costs          ---          619         ---         619
Income tax effects of
 earnings adjustments                 ---       (1,568)        ---      (1,568)
                                  -------      --------    --------   ---------
Total earnings                    $20,006      $22,357     $191,664   $194,016
                                  =======      ========    ========   =========

Weighted average shares
 outstanding                      985,045      985,045      985,045    985,045
Incremental shares from assumed:
 Exercise of diluted stock options    ---          ---         ---         508
 Conversion of convertible bonds      ---       22,000         ---      22,000
                                  -------    ---------      -------  ---------
Total weighted average shares     985,045    1,007,045      985,045  1,007,553
                                  =======    =========      =======  =========
Earnings per share                  $0.02        $0.02        $0.19      $0.19
                                  =======    =========      =======  =========

                                           Six Months Ended January 31
                                         2001                  2000
                                  --------------------      ------------------
                                    Basic     Diluted        Basic     Diluted
                                  --------  ----------      -------  ---------
Earnings:
Net earnings                      $48,338     $48,338       $479,837  $479,837
Add interest expense on
 convertible bonds payable            ---       6,600           ---      6,600
Add amortization of bond
 discount and issuance costs          ---       1,238           ---      1,238
Income tax effects of
 earnings adjustments                 ---      (3,135)          ---     (3,135)
                                  -------   ---------      --------  ----------
Total earnings                    $48,338     $50,041      $479,837   $484,540
                                  =======   =========      ========  ==========
Weighted average shares
  outstanding                     985,045     985,045       985,045    985,045
Incremental shares from assumed:
  Exercise of diluted stock options   ---         ---           508        ---
  Conversion of convertible bonds     ---      22,000           ---     22,000
                                  -------   ---------      --------  ----------
Total weighted average shares     985,045   1,007,045       985,045  1,007,553
                                  =======   =========      ========  ==========
Earnings per share                  $0.05       $0.05         $0.49      $0.48
                                  =======   =========      ========  =========

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

Results of Operations
---------------------
Quarter ended January 31, 2001 compared to Quarter ended January 31, 2000

Sales

Net sales for the quarter ended January 31, 2001 were $5,832,138, a decrease of 6% from the same quarter of the previous year. Gross profit for the current quarter was $2,146,457, a decrease of 9% from the second quarter last year. Cost of sales as a percentage of net sales was 63.2% compared to 61.8% for the second quarter of last year. Sales were lower due to a general slowing of the economy resulting in fewer shipments of machines and related products in the U. S. and Europe. The increased percentage of cost of sales to net sales was due primarily to lower volumes resulting in a decreased absorption of fixed costs. Lower sales and higher cost of sales resulted in the lower gross profit for the current quarter.

Research and development, marketing, administrative and general expenses

Research and development, marketing, administrative and general expenses were $1,950,145 compared with $1,914,314 for the second quarter of fiscal 2000. The increase was primarily due to increased bad debt expense resulting from the write-off of accounts receivable resulting from a customer filing for bankruptcy during the second quarter of fiscal 2001. Operating profit was $196,312 compared to $453,754 for the same period in fiscal year 2000. The 57% decrease in operating profit was directly attributable to slower sales.

Interest expense in the second quarter of fiscal year 2001 was $263,420, an increase of approximately $77,000 from fiscal year 2000. This higher level is due to increased borrowings on the bank line of credit to pay other debts during a period of slower sales. Loss before income taxes in the second quarter of fiscal year
2001 was $42,532 compared to income of $273,845 in the second quarter of fiscal year 2000. Federal income taxes were accrued in the amount of $92,000 in the first quarter; however a year-to-date adjustment was made as a result of tax elections made by the Company in November, 2000, and tax law changes effected in October, 2000. These factors resulted in an income tax benefit of $63,000 resulting in an increase in net earnings of $20,006 for the second quarter of fiscal 2001 compared to earnings of $191,664 in the second quarter of fiscal 2000.

Six months ended January 31, 2001 compared to six months ended January 31, 2000

Sales

Net sales for the first six months of fiscal year 2001 were $11,696,496, a decrease of approximately $756,000, or approximately
6%, from the same period last year. Cost of sales as a percentage of net sales for the six months ended January 31, 2001 and 2000 was approximately 64% compared with 59% for the same six months last year. Sales were lower due to a general slowing of the economy resulting in fewer shipments of machines in the U. S. and Europe.
The increased cost of sales was primarily due to the discounted sale of two machines to educational institutions and to lower volumes resulting in a decreased absorption of fixed costs. Lower sales and higher cost of sales resulted in the lower gross profit for the six months.

Research and development, marketing, administrative and general expenses

Research and development, marketing, administrative and general expenses in the six months ended January 31, 2001 decreased approximately $223,000, or approximately 6% from the six months ended January 31, 2000. Research and development, marketing, general and administrative expenses were approximately 31% of net sales for the six months ended January 31, 2001 and 2000. The decreases were primarily a result of lower employee bonuses due to lower operation profits and lower contribution expenses.


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

At January 31, 2001, Thermwood's working capital was $3,542,704 compared to $3,651,577 at July 31, 2000. This decrease was due primarily to cash used for purchases of equipment resulting in increases in the Company's note payable and lower receivables resulting from lower sales. These decreases in working capital were offset by decreases in accrued bonuses resulting from lower operating profits and decreases in accrued commissions resulting from a combination of lower sales and the timing of payments to distributors. Current backlog is approxi-mately $2,140,000, which is virtually unchanged from July 31, 2000 and October 31, 2000 as shipments approximated new orders during the quarter.

Shareholders' equity increased from $4,308,168 at July 31, 2000 to $4,379,807 in the six-month period ended January 31, 2001 due to net earnings and foreign currency translation adjustments.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 is to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. Thermwood will implement the requirements of SAB 101 during fiscal 2001 and does not believe the implementation will have a material impact on our financial position or results of operations.

                       THERMWOOD CORPORATION
                             FORM 10QSB
                           January 31, 2001

PART II.  OTHER INFORMATION;

Item 1.  Legal Proceedings:

     None.

Item 2.  Changes In Securities And Use Of Proceeds:

     None.

Item 3.  Defaults Upon Senior Securities:

     a.  None.

     b.  Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders:

     a. An annual meeting of shareholders was held in Dale, Indiana on December 7, 2000.
     b. All nominees for directors as listed on the Company's proxy statement dated November 15, 2000 were elected.
     c.   Matters voted on by shareholders:

       (1.)  Election of directors:
                    Votes For            Votes Against             Abstain
                    ---------            -------------             -------
Kenneth J. Susnjara 922,931                  5,824                     0
Linda S. Susnjara   922,931                  5,824                     0
Edgar Mulzer        922,931                  5,824                     0
Peter N. Lalos      922,931                  5,824                     0
Lee Ray Olinger     922,931                  5,824                     0

     (2.) Ratification of KPMG LLP as the Company's independent auditors:

            Votes for 925,305; Votes against 2,980; Abstain 470

Item 5.  Other Information:

     None.

Item 6.  Exhibits And Reports On Form 8-K:

     a.  Exhibits.  None.

     b.  Reports on Form 8-K.  None were filed during the quarter.

                         SIGNATURES
                         __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    THERMWOOD CORPORATION
                    _____________________
                    (Registrant)



     Date  March 6, 2001   By_/s/ Kenneth J. Susnjara
                           ___________________
                           Kenneth J. Susnjara
                           President (Principal Executive Officer)



     Date  March 6, 2001   By_/s/ Rebecca F. Fuller
                           _________________
                           Rebecca F. Fuller
                           Treasurer (Principal Financial Officer)