Form 10QSB
period 2001-04-30
THERMWOOD CORP
filed 2001-06-08
CIK 732240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

______________________________________________________________________________

(X) Quarterly Report Pursuant To Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For quarterly period ended April 30, 2001

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

P. O. Box 436, Dale, Indiana 47523

_____________________________________ _______________________________

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

Outstanding at April 30, 2001 Class

985,045 Shares Common Stock, no par value

Transitional Small Business Format (check one): Yes No X

PART I -- FINANCIAL STATEMENTS

THERMWOOD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2001	2000	2001	2000

Sales
Machine sales	$3,881,902	$6,349,686	$13,247,312	$17,396,198
Technical sales	1,370,071	1,449,273	4,907,673	4,359,106
	5,251,973	7,798,959	18,154,985	21,755,304
Less commissions on machine sales	441,390	879,173	1,524,069	2,248,935

Net sales	4,810,583	6,919,786	16,630,916	19,506,369

Cost of sales
Machine sales	2,380,028	3,901,232	8,130,669	10,135,730
Technical sales	747,581	669,102	2,575,474	1,992,139

Total cost of sales	3,127,609	4,570,334	10,706,143	12,127,869

Gross profit	1,682,974	2,349,452	5,924,773	7,378,500

Research and development, marketing,
administrative and general expenses	2,006,904	1,948,580	5,623,198	5,710,360

Operating income (loss)	(323,930)	400,872	301,575	1,668,140

Other income (expense):
Interest expense	(283,580)	(229,358)	(808,502)	(683,181)
Other	7,135	(7,015)	(15,648)	(17,714)

Other expense, net	(276,445)	(236,373)	(824,150)	(700,895)

Earnings (loss) before income taxes and extraordinary loss	(600,375)	164,499	(522,575)	967,245
Income tax expense (benefit)	(159,462)	90,946	(130,000)	374,715

Earnings before extraordinary loss	(440,913)	73,553	(392,575)	592,530

Extraordinary loss on repurchase of bonds, net of income tax benefit	---	---	---	(39,140)

Net earnings (loss)	($440,913)	$73,553	($392,575)	$553,390

Other comprehensive income
Foreign currency translation gains	21,939	24,918	42,240	24,918

Comprehensive income (loss)	($418,974)	$98,471	($350,335)	$578,308

Earnings per share:
Basic	($0.45)	$0.08	($0.39)	$0.56
Diluted	(0.45)	0.08	(0.39)	0.56

Weighted average shares
Basic	985,045	985,045	985,045	985,045
Diluted	985,045	1,008,299	985,045	1,008,299

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	April 30	July 31
	2001	2000
Assets
Current assets
Cash	$ 246,662	$ ---
Accounts receivable	1,274,560	2,128,826
Income taxes recoverable	324,784	---
Inventories	6,245,043	6,592,461
Deferred income taxes	542,000	542,000
Prepaid expenses	578,896	458,506

Total current assets	9,211,945	9,721,793

Property and equipment (net of accumulated depreciation)	2,956,550	2,771,300

Other assets
Patents, trademarks and other	138,842	152,191
Bond issuance costs net of accumulated amortization	405,135	429,080
Deferred income taxes	274,000	274,000

Total other assets	817,977	855,271

Total assets	$12,986,472,	$13,348,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to bank	$ 3,098,185	$ 2,987,654
Current portion of capital lease obligations	25,647	36,858
Accounts payable	979,411	1,232,491
Checks issued in excess of bank balance	---	104,752
Accrued liabilities	908,194	1,127,483
Customer deposits	959,283	580,978

Total current liabilities	5,970,720	6,070,216

Long-term Liabilities - less current portion
Capital lease obligations	17,239	33,618
Bonds payable, net of unamortized discount	3,040,680	2,936,362

Total long-term liabilities	3,057,919	2,969,980

Shareholders' equity
Common stock, no par value, 4,000,000 shares authorized,
985,045 shares issued and outstanding
at April 30, 2001 and July 31, 2000	7,953,077	7,953,077
Accumulated deficit	(4,105,623)	(3,713,048)
Foreign currency translation adjustment	110,379	68,139

Total shareholders' equity	3,957,833	4,308,168

Total liabilities and shareholders' equity	$12,986,472	$13,348,364

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30
	2001	2000
Cash Flows From Operating Activities:
Net earnings	($ 392,575)	$ 553,390
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	500,789	553,709
Changes in operating assets and liabilities:
Accounts receivable	854,266	(1,350,192)
Inventories	347,418	(569,337)
Prepaid expenses and other assets	(120,390)	58,149
Accounts payable and other accrued expenses	(472,369)	446,956
Customer deposits	378,305	766,184
Other	(282,545)	24,917

Net cash provided by operating activities	812,899	483,776

Cash Flows From Investing Activities:
Purchases of patents, property and equipment	(544,426)	(411,726)

Net cash used by investing activities	(544,426)	(411,726)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(27,590)	(22,719)
Net borrowings on note payable to bank	110,531	78,354
Checks issued in excess of bank balance	(104,752)	---
Redemption of bonds payable	---	(148,050)

Net cash used in financing activities	(21,811)	(92,415)

Increase (decrease) in cash	246,662	(20,365)
Cash at beginning of period	---	80,941

Cash at end of period	$ 246,662	$ 60,576

ADDITIONAL INFORMATION:
Interest paid	$ 808,791	$ 498,916
Income taxes paid	$ 92,000	$ ---

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Note A - Basis of Presentation

_______________________

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have not been examined by independent accountants but include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in Thermwood Corporation's annual report on Form 10-KSB for the year ended July 31, 2000.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended July 31, 2001.

Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

Note B - Inventories

________________

Inventories are priced at the lower of cost (first-in, first-out method) or market.
	April 30	July 31
Components of inventories:	2001	2000

Finished goods	$ 505,568	$ 713,197
Work in process	1,564,419	892,375
Raw materials	4,175,056	4,986,889

Total	$6,245,043	$6,592,461

Note C - Earnings per Share

________________________

Earnings per share for the three-month and nine-month periods ended April 30, 2001 and 2000 were determined as follows:
	Three Months Ended April 30
	2001		2000
	Basic	Diluted	Basic	Diluted
Earnings:
Net earnings (loss)	($440,913)	($440,913)	$73,553	$73,553
Add interest expense on convertible bonds payable	---	---	---	3,300
Add amortization of bond discount and issuance costs	---	---	---	619
Income tax effects of earnings adjustments	---	---	---	(1,568)

Total earnings (loss)	($440,913)	($440,913)	$73,553	$75,904

Weighted average shares outstanding	985,045	985,045	985,045	985,045
Incremental shares from assumed:
Exercise of dilutive stock options	---	---	---	1,254
Conversion of bonds to common stock	---	---	---	22,000
Total weighted average shares	985,045	985,045	985,045	1,008,299

Earnings (loss) per share	($0.45)	($0.45)	$0.08	$0.08

	Nine Months Ended April 30
	2001		2000
	Basic	Diluted	Basic	Diluted
Earnings:
Net earnings (loss)	($392,575)	($392,575)	$553,390	$553,390
Add interest expense on convertible bonds payable	---	---	---	9,900
Add amortization of bond discount and issuance costs	---	---	---	1,238
Income tax effects of earnings adjustments	---	---	---	(4,455)
Total earnings (loss)	($392,575)	($392,575)	$553,390	$560,073

Weighted average shares outstanding	985,045	985,045	985,045	985,045
Incremental shares from assumed:
Exercise of dilutive stock options	---	---	---	1,254
Conversion of bonds to common stock	---	---	---	22,000
Total weighted average shares	985,045	985,045	985,045	1,008,299

Earnings (loss) per share	($0.39)	($0.39)	$0.56	$0.56

Convertible bonds have been excluded from the calculation of diluted earnings per share for the three months and nine months ended April 30, 2001 as the effect of conversion of the bonds on earnings per share was antidilutive.

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

Results of Operations

Quarter ended April 30, 2001 compared to quarter April 30, 2000

Sales

Net sales for the quarter ended April 30, 2001 were $4,810,583, a decrease of approximately $2,100,000 compared to third quarter net sales in fiscal 2000. The decrease for the quarter was due to decreased shipments that were a result of orders slowing in the first and second quarters. The slowing of orders was due to a slower economy, decreased manufacturing activity and increased competition. The competitive situation in the woodworking industry is being affected by plant closings and layoffs in the furniture industry. These are due to both a slower economy and a general move toward importing, rather than manufacturing furniture in the United States. Gross profit for the quarter ended April 30, 2001 was $1,682,974 a decrease of 28.4% from the quarter ended April 30, 2000. During the quarter ended April 30, 2001, cost of sales as a percentage of net sales was 65.0%, slightly lower than the 66.0% for the quarter ended April 30, 2000.

Research and Development, Marketing, Administrative and General Expenses

Research and development, marketing, administrative and general expenses were $2,006,904 during the quarter ended April 30, 2001 compared with $1,948,580 for the quarter ended April 30, 2000. Research and development, marketing, general and administrative expenses were 41.7% of net sales for the quarter ended April 30, 2001 compared to 28.2% for the quarter ended April 30, 2000. The primary reason for the 13.5% increase as a percent of net sales for the quarter ended April 30, 2001 compared to April 30, 2000 was the approximately $2,000,000 decrease in sales although expenses increased approximately $58,000. An operating loss was incurred in the amount of $323,930 for the quarter ended April 30, 2001 compared to a profit of $400,872 for the same period in fiscal year 2000. The change from operating profit to loss was directly attributable to lower sales.

Interest Expense

Interest expense in the third quarter of fiscal year 2001 was $283,580, an increase of approximately $54,000 from fiscal year 2000. This higher level is due to increased borrowings on the bank line of credit to pay other debts during a period of lower sales.

Operating income

Loss before income taxes in the third quarter of fiscal year 2001 was $600,375 compared to income of $164,499 in the third quarter of fiscal year 2000. An income tax benefit of $159,462 has been recognized in the third quarter as a result of net operating losses that can be carried back against taxable income of prior years.

Nine months ended April 30, 2001 compared to nine months ended April 30, 2000

Sales

Net sales for the first nine months of the current fiscal year were $16,630,916, a decrease of approximately $2,900,000 (or 14.7%) from $19,506,369 for the first nine months of fiscal year 2000. The decrease for the period was due to decreased shipments that were a result of orders slowing in the first and second quarters and the first two months of the third quarter. Backlog increased approximately $530,000 from $2,140,000 at January 31, 2001 to $2,670,000 at April 30, 2001 and increased approximately $570,000 from $2,100,000 at July 31, 2000. The majority of the increase in backlog occurred during the latter half of April and is expected to ship during the first eight weeks of the fourth quarter. Cost of sales as a percentage of net sales for the nine months ended April 30, 2001 was approximately 64.4% compared to 62.2% for the nine months ended April 30, 2000. The increased percentage of cost of sales to net sales is due primarily to lower volumes resulting in a decreased absorption of fixed costs. No significant changes in materials or manufacturing costs have occurred.

Research and Development, Marketing, Administrative and General Expenses

Research and development, marketing, administrative and general expenses for the nine months ended April 30, 2001 decreased approximately $87,000, or approximately 1.5% from the nine months ended April 30, 2000. Research and development, marketing, administrative and general expenses were approximately 33.8% of net sales for the nine months ended April 30, 2001 compared to approximately 29.3% for the nine-month period ended April 30, 2000. The percentage increase is due primarily to lower sales for the nine months.

Expenses related to European operations were $472,000 for the nine months ended April 30, 2001 compared to $476,000 for the nine months ended April 30, 2000; no significant changes occurred related to European operations during the nine months ended April 30, 2001.

Marketing expenses were $2,963,000, for the nine months ended April 30, 2001 compared to $2,788,000 for the nine months ended April 30, 2000. This $175,000 increase was due primarily to salary increases and related tax and group insurance expenses.

General and Administrative expenses were $1,728,000 in the nine months ended April 30, 2001 compared to $1,805,000 for the nine months ended April 30, 2000. This $77,000 decrease was due primarily to decreased bonuses on lower profits.

Interest Expense

Interest expense for the nine months ended April 30, 2001 was $808,502 compared with $683,181 for the nine months ended April 30, 2000. This higher level is due to increased borrowings on the bank line of credit to pay other debts during a period of lower sales. See also "Liquidity and Capital Resources".

Operating Income

Loss from operations before income taxes for the nine months ended April 30, 2001 was $522,575 compared to earnings from operations before income taxes of $967,245 for the nine months ended April 30, 2000. . An income tax benefit of $130,000 has been recognized for the nine months ended April 30, 2001 as a result of net operating losses that can be carried back against taxable income of prior years.

Liquidity and Capital Resources

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

At April 30, 2001, our working capital was $3,241,277 as compared to $3,542,704 at January 31, 2001 and $3,651,577 at July 31, 2000. The decrease in working capital from July 31, 2000 was due primarily to a decrease in accounts receivable as a result of lower shipments in the third quarter of fiscal 2001 as well as cash used for purchases of equipment resulting in increases in the Company's note payable. These decreases in working capital were partially offset by decreases in accrued bonuses resulting from lower operating profits and decreases in accrued commissions resulting from a combination of lower sales and the timing of payments to distributors.

Inventories decreased approximately $47,000 as compared to July 31, 2000. Accounts receivable decreased approximately $854,000 from July 31, 2000 primarily because of lower shipments during the last nine months.

During the first nine months of Fiscal Year 2001, Thermwood had a positive cash flow from operations of $812,899. Depreciation and amortization of $500,788 and a $378,305 increase in customer deposits, in addition to the decrease in accounts receivable contributed to the positive cash flow for the nine months ended April 30, 2001. Cash used by operating activities during this nine months included $392,575 for a net loss and approximately $472,000 for decreased accounts payable and accrued expenses and overpayments in federal and state income tax estimates in the amount of $325,000.

Expenditures for fixed assets during the third quarter of fiscal 2001 consisted of normal replacements and purchases of labor saving equipment for production and administration. We anticipate that expenditures for the remainder of the 2001 fiscal year will be consistent with expenditures during the each of the first three quarters of fiscal 2001.

Shareholders' equity decreased from $4,308,168 at July 31, 2000 to $3,957,833 at April 30, 2001. The decrease was due to a net loss for the nine months and foreign currency translation gains.

As of April 30, 2001 our outstanding principal balance under the credit line was approximately $3,098,000 from an available line of $5,000,000.

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

THERMWOOD CORPORATION

______________________________

(Registrant)

Date_June 8, 2001_By_/s/ Kenneth J. Susnjara________________________

President (Principal Executive Officer)

Date_June 8, 2001 --By_/s/ Rebecca F. Fuller__________________________

Treasurer (Principal Financial Officer)