Form 10KSB
period 2001-07-31
THERMWOOD CORP
filed 2001-10-29
CIK 732240

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

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

Pacific Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $22,372,097.

The aggregate market value of the voting stock held by non-affiliates of the issuer at October 25, 2001 based upon the closing price of the issuer's Common Stock as reported on the American Stock Exchange was approximately $2,905,883

The number of the Registrant's shares of Common Stock outstanding as of October 25, 2001 was 985,045 shares.

Documents Incorporated by Reference:

Exhibits to Registrant's Registration Statement on Form S-1 (No. 2-87641) filed under the Securities Act of 1933 and effective April 12, 1984, its Registration Statement on Form 8-A filed under the Securities Act of 1934 and Current Reports filed on Form 8-K dated February and April, 1987, and its Registration Statement on Form 8-A filed under the Securities Act of 1934 dated November, 1989, its Registration Statement on Form SB-2 (No. 33-54756) which became effective on February 22, 1993, and amended as of July 14, 1995, and its Forms 10-K for the years ended July 31, 1997, July 31, 1998, July 31, 1999 and July 31, 2000.

PART I

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including, without limitation, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such forward-looking statements to reflect future events or developments.

Item 1. Business

General

We develop and manufacture most of the products we market. Those products that we market that we do not develop and manufacture are generally purchased from vendors under an OEM arrangement.

We divide our operations into three operating segments. Our Machining Products Division is responsible for marketing our machinery, hardware and software products. Our Technical Services Division is responsible for marketing and providing our service, support and machine upgrade products. Thermwood Europe Ltd. is a British Company, which is a wholly owned subsidiary of Thermwood Corporation and reports to the Machining Products Division. See Note L of Notes to the Consolidated Financial Statements incorporated by reference in Item 7 of Part II of this annual report for the financial results of our operating segments.

Our E-commerce Division, which will commence operations during the first quarter of fiscal 2002, will manage catalog sales in addition to operating an Internet based store and a distribution effort based on a software program called eCabinet Systems.

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

We design and manufacture our own CNC control, called the 91000 SuperControl. We believe that we are the only company in our market that builds its own CNC control. We also believe that our control offers features and capabilities that other controls in the market do not offer. We also believe that these exclusive features offer it an advantage in the marketplace, but there is no assurance that this is true.

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

In the past, we focused on selling primarily standard machinery with certain standard options. We sold this machinery "unbundled," which meant that we increased the base machine price by the cost of the options, some necessary, which were added. In the last fiscal year we changed our market approach to promoting packages and systems. We now bundle our machine packages with the most commonly used options. The package price, while higher than the base machine price, is closer to the actual price paid by customers. Systems are machines, bundled with options, software and other support products intended to produce a specific end product. In the past the customer, and not Thermwood, was responsible for integrating and programming the various components to produce the end product. Now, when a customer purchases a system, we deliver a product that is ready to manufacture the customer's final product. We believe that the reduced technical risk of a system will be appealing to customers despite the significantly higher cost. We also believe that we are capable of successfully and profitably handling the new responsibility although there is no assurance that this new approach will generate significant sales.

The CARTESIAN 5 Thermwood CNC router packages and systems are utilized principally in the woodworking, plastics, and to a lesser extent the aerospace industries. Current prices to end users range from approximately $49,000 to over $250,000 per system. The average price of a standard package is approximately $100,000.

Carving Router

We offer one model of our CNC router line specifically intended for intricate carving of three-dimensional wood parts such as chair legs. This machine is capable of carving eight parts simultaneously. It is programmed using the electronic programming probe which traces a sample carved part. The CNC control automatically creates the program necessary to reproduce the sample carving. This product has been priced at approximately $350,000.

Hardware Options

Our Machining Products Division offers a variety of hardware options for use with its CNC router line. Some of these options are included as a standard part of packages and systems while others can be purchased at the customer's discretion. These options include products designed and manufactured by us, such as tooling heads, automatic tool changers and hand held programmers. We also offer a variety of products manufactured by others for use with our equipment. These products are generally obtained through an arrangement with an original equipment manufacturer, or OEM. This type of product includes, among others, the programming probe, vacuum pumps, dust collection systems as well as a variety of electronic hardware devices that work with our control system.

Software Products

The Software Technology Group, which operates as part of the Machining Products Division, markets software products that work with our CNC routers. Although some of these products consist of proprietary software developed by us, the majority are software packages obtained from third party vendors under OEM arrangements.

We have signed OEM agreements with CNC Automation to sell a Computer Aided Design/Computer Aided Manufacturing package called MasterCAM; with Northwood Design, Inc to distribute a software package under the name "Final Finish"; and with CNC Automation, an existing Thermwood Authorized Dealer, to distribute their Panelmetrix, kitchen cabinet door program. Existing agreements with Cabinet Vision, Inc. and its parent, Planit CV, for the sale of it's "Solid Professional" kitchen design software were cancelled in January 2001. During Fiscal 2001, the Software Technology Group generated sales of $781,000.

Technical Services Division - Products

Our Technical Services Division products consist of customer training, installation assistance, warranty service, field service, spare parts, upgrades and enhancements, the Advanced Support Program and catalog sales. Sales and service by this Division in fiscal 2001 accounted for approximately 27% of our total sales.

The Technical Services Division earns revenues for customer training, product installation and service after the warranty period. Our standard limited warranty covers one-year parts and labor; however, if a technician must travel to the customer's site, the customer is required to pay travel costs. After the warranty period, both service labor and spare parts are sold to customers.

Advanced Support Program

During fiscal 1999 we created the Advanced Support Program for CNC router customers. The primary purpose of this program is to offer customers a low cost method of updating their Thermwood machines, minimizing the possibility of a major service expense and providing us with an ongoing revenue stream. In order to join the program a customer must sign an agreement for an initial 12-month period and then continue on a month by month basis. The cost of the program is currently $250 per month for each machine enrolled. In return, the customer receives an annual control system software update, a 35% discount on any hardware required for the update, an ongoing labor warranty but the customer pays travel expenses, a full parts and labor warranty on the control and various discounts on spare parts, upgrades and catalog purchases. There were 131 machines enrolled in the program at the end of fiscal 2001.

E-Commerce Division - Products

The E-commerce Division is responsible for maintaining the Company's Internet web site, for maintaining catalog sales operations and establishing a web store for on-line ordering of catalog items, for managing a tooling web site and tool sharpening service, for establishing an e-commerce business for the sale of cabinet hardware and other components and for corporate marketing activities.

Online/Catalog Sales

We publish a CNC Router Supply Catalog that offers for sale various tooling, supplies, support equipment and consumables that are used in the operation of a CNC router. This catalog not only contains products for use with our machines but also offers products specifically intended for use with competitors' machines. In addition to the printed catalog, items can be purchased electronically through our web site. Tooling represented approximately $322,000 of the total catalog sales for fiscal 2001 of approximately $751,000.

Tooling On The Web

In addition to the catalog items above, we offer CNC router tooling through a web site called ToolingOnTheWeb.com. Various third-party vendors supply the tooling offered on this web site. We offer to re-sharpen tools purchased, subject to certain limitations and restrictions, free of charge, in order to entice customers to purchase tooling through this site.

We believe that tooling can be sharpened at very low cost by eliminating the machine setup normally required to accommodate various tooling geometries. We have purchased and installed 16 tool grinding machines, one for each geometry for which the service is being offered, in order to allow for sharpening without setup.

We introduced this new offering to the industry at the end of Fiscal 2000, which has generated a small, but growing level of sales. We believe that this program could result in significant sales and profits once the industry becomes aware of its existence; however, there is no assurance that significant sales will develop or that the program can be operated at a profit.

eCabinet Systems

In August 2001, we announced a new program that targets small custom cabinet manufacturers. The program is based around a software program that helps cabinetmakers design their kitchen cabinets. During this design process, they can specify certain knobs, pulls, hinges and other hardware which can then be purchased through the program. These components are supplied by third-party vendors who ship the product directly to the customer.

The software that drives this program is not complete and is currently being developed. Management expects to complete an initial version by early November 2001 although there is no assurance it will be completed at that time. Approximately 800 companies have requested a copy of the software program. There is no requirement that any products be purchased to obtain a copy of the software; therefore, it is not known how many companies will purchase through the program nor is the extent of these purchases known.

Marketing

Our E-commerce Division conducts our marketing programs for Thermwood.

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

We generally sell our products through the assistance of dealer networks established throughout North America and Europe. Dealers assist the Company in making sales and are paid on a commission basis for this service. Commissions generally range from 10% to 20% of our published retail prices. As of July 31, 2001, we had 19 authorized dealers marketing our products. We usually require each dealer to execute a non-exclusive written agreement. We require a dealer to sell one machine within each six-month period in order to retain its dealership. Most dealers concentrate their sales efforts in specific geographical areas and in particular industries such as woodworking or plastics, and sell only one of the Company's product lines. However, some market and sell products to more than one industry and sell both the CARTESIAN 5 systems and our line of Woodcarving Routers. Although some dealers may handle non-competing products manufactured by other companies, most dealers handle our products exclusively.

One dealer accounted for approximately 12% of our sales for fiscal 2001. See Item 12. "Certain Relationships and Related Transactions" for information relating to our agreement with Automated Associates which is owned by our president and his wife who is also an officer and director. This dealer sold to 21 different customers, none of which accounted for 10% or more of our sales in fiscal 2001.

No other dealer accounted for 10% or more of our business for the current fiscal year. The loss of any large dealer could have a materially adverse effect on our business. Our business is not seasonal.

We have a wholly owned subsidiary, Carolina CNC, Inc., a North Carolina corporation, which operates as a dealer and conducts sales in the southeastern region of the United States.

We also have a wholly-owned subsidiary, Thermwood (Europe) Limited, a United Kingdom company, which currently conducts sales, service, training and demonstrations out of offices located in England targeting the European Community. During the 2001 fiscal year, the subsidiary had a net loss of $79,000. Its machine and service sales in Fiscal 2001 were approximately $1,795,000 or 8% of consolidated net sales.

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

In addition to the above, we also seek to sell our products through full service dealers in areas of the world where we do not have the ability to perform the demonstration, training and service required. These full service dealers are responsible for all aspects of selling, installing, training and servicing our products. Currently we have this type of arrangement with dealers in Canada, Mexico, Australia, France, Malaysia and Israel.

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

We are directing our current efforts toward adding certain more extensive and expensive features and capabilities. Some of the added features are a service guide and manual, Search mode, maintenance videos and a service clock for improved guidance in customer maintenance. Another feature is a 50-tool automatic tool changer and a sanding head for the turret. We are developing a 12' Model 53 because of increased popularity of 12' stock. We are adding a VHS player and a close up camera so that customers can record their set up and operations.

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

For fiscal 2001 and 2000, we spent $633,000 and $685,000, respectively, for research and development. There was no customer-sponsored research and development during fiscal 2001. We believe that expenditures need to continue to allow us to maintain a competitive position in the immediate future.

Customers

Although we have sold our industrial products to large corporations, companies with annual sales approximating or exceeding $1 billion, our primary customer base is comprised of small to medium-sized manufacturers, companies with annual sales ranging from approximately $10 million to approximately $500 million, located throughout the United States. No customer accounted for more than 10% of our sales in fiscal 2001.

We generally require a purchaser of industrial products to pay 30% of the sales price when placing the order, an additional 40% prior to shipment and the balance within 30 days after shipment. Charges for technical services and spare parts are due within 30 days after the services have been performed.

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

Backlog

As of July 31, 2001, our backlog was approximately $1,878,000 compared with a backlog of $2,100,000 as of July 31, 2000. Our backlog figures generally include only written orders from customers, which we believe are firm and will be shipped within 12 weeks. Approximately 90% of the backlog is covered by down payments from customers ranging from 25% to 30%. On orders where down payments have not been required, we have normally obtained irrevocable letters of credit for payment upon proof of shipment or lease documentation from an approved leasing company.

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

We purchase raw materials from third party sources. Most raw materials and components, including those that are custom made, are either purchased or available from several sources. One supplier accounted for approximately 11% of total components purchased for the fiscal year ended July 31, 2001. The materials purchased from this supplier are available from several other sources.

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

Patents, Trade Secrets and Trademarks

We currently hold 28 domestic patents and have applications pending in the United States for 31 additional patents. There is no assurance that any additional patents will be granted. We do not believe that major reliance can be placed on patents for the protection of our products, although patent protection for our newly developed products is increasing.

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

Employees

As of October 1, 2001, we had 150 full-time employees, 70 of whom were engaged in manufacturing, 18 in marketing, 14 in administration, 12 in engineering, six in research and development, and 30 in technical services. None of our employees is a member of any union or collective bargaining organization. We consider our relationship with our employees to be satisfactory.

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

Item 3. Legal Proceedings

We are aware of no pending or threatened litigation, claims or assessments with respect to us as of October 26, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock has been traded on the American Stock Exchange since 1989 and on the Pacific Stock Exchange since 1987. The following table sets forth the high and low per share sales prices for our Common Stock as reported on the American Stock Exchange for the fiscal years ended July 31, 2001 and July 31, 2000, and for the interim periods indicated:

Common Stock	Low Sales Price		High Sales Price
2001
	Fourth Quarter	$ 3.05	$ 4.10
	Third Quarter	$ 3.70	$ 3.80
	Second Quarter	$ 4.50	$ 4.50
	First Quarter	$ 4.75	$ 5.00

2000
	Fourth Quarter	$ 5.25	$ 6.50
	Third Quarter	$ 6.50	$ 7.25
	Second Quarter	$ 5.25	$ 6.00
	First Quarter	$ 4.63	$ 5.88

As of October 26, 2001, we had approximately 94 holders of record of the Common Stock and 985,045 shares outstanding.

We have never paid any dividends on our Common Stock. The current policy of the Board of Directors is to retain earnings, if any, to finance the operation of our business. Accordingly, we do not anticipate paying any cash dividends to the holders of our Common Stock in the foreseeable future.

In October 2001, Thermwood filed an application to withdraw its Common Stock, no par value, and its 12% Subordinated Debentures Due 2014 from listing and registration on the American Stock Exchange and the Common Stock from listing on the Pacific Exchange and to terminate registration of the securities under the Securities Exchange Act of 1934 (the "1934 Act").

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this section, we explain our financial condition and results of operations for the years ended July 31, 2001, 2000 and 1999.

Results of Operations

Net Sales

Our net sales during these periods consisted of:

Net Sales by Industry Segment

($ in Millions)

Segment	2001		2000		1999
Machining Products Division	$ 14.4	64%	$ 17.8	68%	$ 15.1	68%
Technical Services Division	6.2	28%	6.1	24%	5.2	24%
Thermwood Europe Ltd.	1.8	6%	2.1	8%	1.7	8%

Net Sales	$ 22.4	100%	$ 26.0	100%	$ 22.0	100%

Our net sales for fiscal 2001 were $22,372,097, a decrease of approximately 14% from fiscal 2000 and an increase of approximately 1.6% from fiscal 1999. Our machine sales for 2001 consisted of $14,342,389, of total net sales compared with $17,786,674 and $15,153,931 for 2000 and 1999, respectively. Sales of our technical services were $6,195,351 compared with $6,064,097 and $5,191,572 for 2000 and 1999, respectively. Our European sales for fiscal 2001 were $1,795,679 or approximately 6% of our total net sales compared with $2,027,573 for 2000 and $l,675,518 for 1999. Our decrease in sales in both the United States and Europe was primarily due to a slower economy.

Our gross profit in these periods consisted of:

Gross Profit by Industry Segment

($ in Millions)

Segment	2001		2000		1999

Machining Products Division	$ 4.0	52%	$ 6.1	60%	$ 5.3	63%
Technical Services Division	3.0	39%	3.4	33%	2.5	30%
Thermwood Europe Ltd.	.7	9%	.7	7%	.6	7%

Total Gross Profit	$ 7.7	100%	$ 10.2	100%	$ 8.4	100%

Our gross profit for fiscal 2001 was $7,721,614, or 34.51% of net sales. The percentage of our current year gross profit to net sales has decreased from 39.12% and 38.42% for fiscal 2000 and 1999, respectively. Our gross profit for the European operations was $690,676 or 38.46% of our net European sales compared to $670,981, or 33.10% of our net European sales for fiscal 2000 and $653,096 or 38.98% for fiscal 1999. In our current fiscal year, our lower overall gross profit in the U.S. was affected by inefficiencies in the workforce and lower absorption of fixed costs due to the slowing of production and sales. While steps have been taken to reduce costs in fiscal 2002, we expect the first quarter of fiscal 2002 to also reflect lower margins due to the continuation of a slow economy .

Research and Development, Marketing, General and Administrative Expenses

Our research and development, marketing, general and administrative expenses were $7,697,384 in fiscal 2001 compared to $8,142,569 in fiscal 2000 and $7,309,305 in fiscal 1999.

These expenses were composed of the following:

Expense	2001	2000	1999

European Operations	$ 619,000	$ 715,000	$ 832,000
Research and Development	633,000	685,000	570,000
Marketing	1,857,000	1,623,000	2,180,000
General and Administrative	4,588,000	5,120,000	3,727,000

The major portion of our decreased research and development, marketing and general and administrative expenses from 2000 to 2001 was attributable to general and administrative expenses. These expenses amounted to approximately 60% of total research and development, marketing and general and administrative expenses in Fiscal 2001 compared to approximately 63% of total expenses in fiscal 2000. Our general and administrative expenses decreased in the United States at the same time our European administrative expenses of $619,000 decreased approximately $96,000 from $715,000 in 2000. This decrease resulted primarily from a reduction in advertising and trade show expenses in Europe and decreased employee profit sharing bonuses and charitable contributions, primarily to schools, in the United States.

Interest

Our interest expense for fiscal 2001 was $1,062,859, an increase of $50,987 from 2000 and an increase of $683,172 from 1999. The increase from 2000 and 1999 is due to increased borrowings on the line by approximately $800,000 during fiscal 2000. The line balance remained approximately the same throughout fiscal 2001; however, this increase in the average outstanding balance was somewhat offset by a lowering of the interest rate from 10% to 7.25% during the period. Additionally, approximately $614,000 in 2001 and 2000 was for interest on the 12% debentures issued in 1999 which are due in 2014. Bond discount included in interest expense was $195,281 for fiscal 2001 and $164,722 and $44,981 for fiscal 2000 and 1999, respectively.

Operating income

Our operating income for fiscal 2001 was $24,230 compared to operating income of $2,015,352 and $1,150,663 in 2000 and 1999, respectively. The decrease in our operating income in 2001 from 2000 resulted primarily from decreased sales. Our European operations had an operating profit of $71,744 for fiscal 2001 compared to a loss of $44,293 and $178,849 for 2000 and 1999, respectively. Our fiscal 2001 net loss was $858,624, compared to net earnings of $407,950 and $637,913 in 2000 and 1999, respectively. Our federal income tax benefit for fiscal 2001 was $194,314 compared to expense of $553,000 and $206,000 for fiscal years 2000 and 1999, respectively. Income taxes fluctuated significantly between fiscal 1999 and fiscal 2001 due to various factors including the utilization of net operating loss carryforwards in fiscal 1999, the non-deductibility of bond discount amortization of $195,000 and $165,000 in 2001 and 1999, respectively, and net operating loss carrybacks utilized in 2001.

Liquidity and Capital Resources

At July 31, 2001, our working capital was $3,166,726 compared to $3,651,577 at July 31, 2000. We had a positive cash flow from operating activities for the 2001 fiscal year in the amount of $485,208. Utilization of existing inventories and inventory purchase reductions were the primary reasons for our positive operating cash flow.

Our expenditures for fixed assets in the 2001 and 2000 fiscal years were for normal replacements and purchases of labor saving equipment for production.

Our principal payments on lease obligations during the 2001 fiscal year were for leased office equipment. Our cash flows used in financing activities were primarily from a slight decrease in the bank line of credit.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Certain information about our directors and officers is contained in the following table:

Name	Age	Position
Kenneth J. Susnjara (1)	54	Chairman of the Board, President and Director
Linda S. Susnjara (1)	52	Secretary and Director
Michael P. Hardesty	47	Vice President of Engineering
Rebecca F. Fuller	51	Treasurer
David J. Hildenbrand	44	Vice President of Sales
Richard Kasten	49	Vice President of Technical Services
Clifton Crawford	52	Vice President of Thermwood.com
Donald L.Ubelhor	44	Vice-President of Manufacturing
Peter N. Lalos (2)	67	Director
Edgar Mulzer (2)	83	Director
Lee Ray Olinger (2)	74	Director

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

Mr. Susnjara co-founded Thermwood in 1969 and has been a director since inception and our Chairman, President and Chief Executive Officer since 1971. He also served as our Treasurer prior to March 1979 and again from October 1983 to June 1985. He has devoted his full time to our business except for a brief period in 1985 when he acted as our distributor. Mr. Susnjara is the author of books on furniture manufacturing entitled Furniture Manufacturing in the New Millennium and Three-Dimensional Trimming and Machining and a book on industrial robotics entitled A Manager's Guide to Industrial Robotics. See Item 12. "Certain Relationships and Related Transactions."

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

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16 (a) of the Securities Exchange Act of 1934 during the fiscal year ended July 31, 2001.

Item 10. Executive Compensation

The following table sets forth the annual remuneration paid during the fiscal years ended July 31, 2001, 2000 and 1999 to our Chief Executive Officer and to each of our executive officers whose total fiscal 2001 remuneration exceeded $100,000.

Summary Compensation Table
		Annual compensation

Name and principal position	Year	Salary	Bonus	Other annual Compensation
				(1)
Kenneth J. Susnjara,	2001	$108,000	$101,571	$4,900
Chairman of the Board,	2000	108,000	105,423	3.500
President and director	1999	108,000	130,814	6,400

Michael Hardesty,	2001	48,000	71,100	---
Vice-president Engineering	2000	48,000	73,796	---
	1999	48,000	91,574	---

David Hildenbrand,	2001	45,000	36,221	---
Vice-president Sales	2000	45,000	70,659	---
	1999	45,000	70,518	---

Rebecca Fuller,	2001	45,000	60,943	---
Treasurer	2000	44,583	63,254	---
	1999	40,000	78,491	---

Clifton Crawford,	2001	45,000	63,450	---
Vice-president Thermwood.com	2000	41,250	63,254	---

(1) Other annual compensation represents directors' fees paid to Mr. Susnjara.

Stock options for an additional 4,000 shares were issued to an officer under the Qualified Stock Option Plan in fiscal 1998 at prices in excess of then current market prices. At July 31, 2001, the exercise prices of some of the unexercised options were less than the market price of our Common Stock. On September 6, 1994, registration statements on Form S-8 were filed with the Securities and Exchange Commission under the Securities Act of 1933 in connection with the registration of shares of our Common Stock under our Employee Incentive Stock Option Plan and Non-Qualified Stock Option Plan.

In 1985 the Board of Directors appointed Mr. Susnjara to the position of President and Chief Executive Officer. In this position, he is to receive a bonus based on our pre-tax profits as set forth below. See "Profit Sharing Plan" below.

Certain other officers may be entitled to participate in our profit sharing plan. See "Profit Sharing Plan" below.

Profit Sharing Plan.

In 1985, we instituted a management profit sharing plan. This plan was continued in an amended form for fiscal 2001. Covered under the plan are the Chairman, the President, Vice President of Engineering, Vice President of Sales, Vice President of Technical Services, Vice President of Manufacturing, Vice President of Thermwood.com, the Treasurer and various departmental managers.

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

Incentive Stock Option Plan.

Under our Employee Incentive Stock Option Qualified Plan, options to purchase a maximum of 80,000 shares of our Common Stock may be granted to officers and other key employees. Options granted under the Qualified Plan are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code.

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

Options granted under the Qualified Plan are not transferable other than by will or the laws of descent and distribution. Options granted under the Qualified Plan are protected by anti-dilution provisions increasing the number of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The life term of the Qualified Plan extended to December 3, 2001, or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding at the termination date until it expires or is exercised in full, whichever occurs first.

Between December 1991 and July 2001, we granted ten year options to acquire 69,600 shares of our Common Stock at exercise prices ranging from $5.00 to $10.66 under the Qualified Plan to 20 of our employees. All of these options are exercisable as of the date hereof.

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

As of July 31, 2001, options to acquire 40,000 shares of our Common Stock at an average exercise price of $6.72 per share had been granted under the Non-qualified Plan to four of our directors and officers. Currently all of these options are exercisable.

Other options.

There are options to purchase an additional 120,000 shares held by our President. These options extend through October 18, 2005 and permit the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share

Section 401(k) Plan

We adopted a tax-qualified cash savings plan called the "401(k) Plan," which became effective in October 1989. This Plan covers all employees who have completed 12 months of continuous service prior to a plan entry date. Pursuant to the 401(k) Plan, eligible employees may make salary deferral, before tax, contributions of up to 15% of their total compensation per plan year up to a specified maximum contribution as determined by the Internal Revenue Service. We also make a matching contribution of 25% of employees' contributions up to 5% of their annual salaries and an additional match of 10% of contributions between 6% and 8% of employees' salaries.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth certain information regarding our Common Stock ownership, including shares issuable upon conversion of outstanding debentures and upon exercise of options owned as of July 31, 2001 by

(a) each person known by us to own beneficially more than 5% of our outstanding Common Stock,

(b) each director, and

(c) all officers and directors as a group:

Names and Addresses of Beneficial Owners	Shares Owned at July 31, 2001	Percentage of Total Outstanding Shares Owned	Shares Owned Including Those Underlying Exercisable Options and Convertible Securities	Percentage of Total Outstanding Shares Owned
Kenneth J. Susnjara (1) And Linda Susnjara	378,220(2)	38.40	528,220	44.65
Edgar Mulzer 401 10th Street Tell City, Indiana 47586	208,052(3)	21.12	218,052	18.43
Peter N. Lalos 14312 Darnstown Road Gaithersburg, Maryland 20878	8,000	0.81	22,000	1.86
Lee Ray Olinger c/o First Bank of Huntingburg 4th and Main Street Huntingburg, IN 47542	---	---	---	---
All Officers and Directors as a Group (10 persons)	598,897	60.80	803,897	67.55

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

Transactions with Mr. & Mrs. Susnjara

Mr. and Mrs. Susnjara are the owners of Automation Associates Incorporated, a dealer of our machine products. The agreement between Automation Associates and us contains the same terms and conditions as with our other dealers. We sold no products to Automation Associates during fiscal 2001, but paid Automation Associates $304,796 in commissions during the year for assisting in effecting sales of approximately $1,950,000. This amount represents approximately 12% of our gross sales for fiscal 2001. Automation Associates also leases space from us at what we believe is a fair market rate. Rental payments were $2,400 during fiscal years 2001 and 2000.

Transactions with Peter Lalos

Lalos & Keegan, a law firm in which Mr. Lalos is the senior partner, accrued fees of $152,000, $204,000, and $183,000, for the fiscal years 2001, 2000, and 1999, respectively. All outstanding balances have been paid subsequently.

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

Recent Stock Transactions by Affiliates

Mr. and Mrs. Susnjara purchased a total of 116,000 shares over a period of nine months during fiscal 2001. This is the only transaction in our shares effected by affiliates in fiscal 2001 and 2000.

To our knowledge, neither we nor any of our affiliates, directors or executive officers have purchased or sold any Common Stock in the last sixty days. Thermwood Corporation repurchased 2,600 shares in September 2001.

PART IV

Item 13. Exhibits and Reports on Form 8-K:

(a) The following documents are filed as a part of this report:

1. Financial Statements:

Index to Financial Statements: Page Reference

Independent Auditors' Report 22

Financial Statements:

Consolidated Balance Sheets - July 31, 2001 and 2000 23

Consolidated Statements of Operations - Years ended

July 31, 2001, 2000 and 1999 25

Consolidated Statements of Shareholders' Equity - Years

Ended July 31, 2001, 2000 and 1999 26

Consolidated Statements of Cash Flows - Years ended

July 31, 2001, 2000 and 1999 27

Notes to Consolidated Financial Statements 28

All other schedules are omitted because they are not required, or are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

October 29, 2001	/s/ Kenneth J. Susnjara

Kenneth J. Susnjara, Chairman of the Board and President (Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Thermwood Corporation and in the capacities and on the dates indicated:

Date:

October 29, 2001	/s/ Kenneth J. Susnjara

Kenneth J. Susnjara, Chairman of the Board and President (Principal Executive Officer)

Date:

October 29, 2001	/s/ Rebecca F. Fuller

Rebecca F. Fuller, Treasurer (Principal Financial and Accounting Officer)

Date:

October 29, 2001	/s/ Linda S. Susnjara

Linda S. Susnjara, Secretary

Date:

October 29, 2001	/s/ Peter N. Lalos

Peter N. Lalos, Director

Date:

October 29, 2001	/s/ Edgar Mulzer

Edgar Mulzer, Director

Date: October 29, 2001

/s/ Lee Ray Olinger

Lee Ray Olinger, Director

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors

Thermwood Corporation:

We have audited the accompanying consolidated balance sheets of Thermwood Corporation and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermwood Corporation and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Indianapolis, Indiana

September 14, 2001

THERMWOOD CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31
	2001	2000

Assets

Current assets

Cash	$ 79,182	$ ---
Accounts receivable, less allowance for
doubtful accounts of $52,000 for 2001 and $41,000 for 2000	1,760,085	2,128,826
Income taxes recoverable	473,785	---
Inventories	5,494,357	6,592,461
Deferred income taxes	388,000	542,000
Prepaid expenses	595,419	458,506

Total current assets	8,790,828	9,721,793

Property and Equipment

Land	73,260	73,260
Buildings and improvements	2,132,618	2,106,668
Furniture and equipment	3,857,286	3,852,367
Construction in progress	16,553	51,782
Less accumulated depreciation	(3,575,520)	(3,312,777)

Net property and equipment	2,504,197	2,771,300

Other assets

Patents,	127,925	152,191
Bond issuance costs less accumulated amortization	397,154	429,080
Deferred income taxes	373,000	274,000

Total other assets	898,079	855,271

Total assets	$ 12,193,104	$ 13,348,364

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31
	2001	2000
Liabilities and Shareholders' Equity

Current liabilities

Accounts payable	$ 894,924	$ 1,232,491
Checks issued in excess of bank balance	---	104,752
Accrued compensation and payroll taxes	242,437	371,696
Customer deposits	885,050	580,978
Other accrued liabilities	615,125	755,787
Current portion of capital lease obligations	33,316	36,858
Note payable to bank	2,953,250	2,987,654

Total current liabilities	5,624,102	6,070,216

Long-term liabilities, less current portion

Capital lease obligations	---	33,618

Debentures payable, net of unamortized discount of
$1,746,030 for 2001 and $1,885,120 for 2000	3,075,452	2,936,362

Total long-term liabilities	3,075,452	2,969,980

Shareholders' equity
Common stock, no par value, 4,000,000 shares authorized,
985,045 shares issued and outstanding
for 2001 and 2000	7,953,077	7,953,077
Accumulated deficit	(4,571,672)	(3,713,048)
Foreign currency translation	112,145	68,139

Total shareholders' equity	3,493,550	4,308,168

Total liabilities and shareholders' equity	$ 12,193,104	$ 13,348,364

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31
	2001	2000	1999

Sales
Machine sales	$17,791,689	$22,820,238	$19,725,888
Technical services	6,585,207	6,064,097	5,191,572

	24,376,896	28,884,335	24,917,460
Less commissions	2,004,799	2,916,021	2,896,439

Net sales	22,372,097	25,968,314	22,021,021

Cost of sales
Machines	11,160,181	13,145,479	10,858,701
Technical services	3,490,302	2,664,914	2,702,352

Total cost of sales	14,650,483	15,810,393	13,561,053

Gross profit	7,721,614	10,157,921	8,459,968

Research and development, marketing,
administrative and general expenses	7,697,384	8,142,569	7,309,305

Operating income	24,230	2,015,352	1,150,663

Other income (expense):
Interest expense	(1,062,859)	(1,011,872)	(379,687)
Other	(14,309)	(3,390)	107,098

Other expense, net	(1,077,168)	(1,015,262)	(272,589)

Earnings (loss) before income taxes and extraordinary loss	(1,052,938)	1,000,090	878,074

Income tax benefit (expense)	194,314	(553,000)	(206,000)

Earnings (loss) before extraordinary loss	(858,624)	447,090	672,074

Extraordinary loss on repurchase of bonds, net of income tax benefit of $23,000 and $11,000 for fiscal 2000 and 1999, respectively	---	(39,140)	(34,161)

Net earnings (loss)	($858,624)	$ 407,950	$ 637,913

Earnings per share:

Basic	$(0.87)	$0.41	$0.49
Diluted	$(0.87)	$0.41	$0.49

See accompanying notes to consolidated financial statements

THERMWOOD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances at July 31, 1998	1,431,109	$10,742,636	(35,625)	---	(4,758,911)	5,948,100

Conversion of 12% debentures, net of related bond issuance costs and unamortized discount	14,200	65,775	---	---	---	65,775

Conversion of common stock to
12% bonds due 2014	(460,264)	(2,855,334)	---	---	---	(2,855,334)

Net earnings	---	---	---	---	637,913	637,913

Balances at July 31, 1999	985,045	$7,953,077	(35,625)	---	(4,120,998)	3,796,454

Forgiveness of subscriptions Receivable	---	---	35,625	---	---	35,625

Comprehensive income:
Currency translation adjustment	---	---	---	68,139	---	68,139

Net earnings	---	---	---	---	407,950	407,950
Total comprehensive income						476,089

Balances at July 31, 2000	985,045	$7,953,077	---	68,139	(3,713,048)	4,308,168

Comprehensive loss:
Currency translation adjustment	---	---	---	44,006	---	44,006

Net loss	---	---	---	---	(858,624)	(858,624)
Total comprehensive loss						(814,618)

Balances at July 31, 2001	985,045	$7,953,077	---	112,145	(4,571,672)	3,493,550

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31
	2001	2000	1999
Cash Flows From Operating Activities:
Net earnings (loss)	$ (858,624)	$ 407,950	$ 637,913
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Extraordinary loss on repurchase of bonds	---	39,140	34,161
Depreciation and amortization	684,129	653,945	489,854
Provision for inventories	---	---	165,000
Loss on disposal of equipment	1,607	100,802	---
Deferred income taxes	55,000	164,000	(87,000)
Forgiveness of subscriptions receivable	---	35,625	---
Changes in operating assets and liabilities:
Accounts receivable	320,218	(225,961)	(229,039)
Income taxes recoverable	(473,785)	135,457	(135,457)
Inventories	1,066,876	(1,325,696)	(72,583)
Prepaid expenses and other	(114,966)	32,169	(66,784)
Accounts payable and other accrued expenses	(461,311)	294,584	(87,797)
Customer deposits	266,064	(499,359)	264,022

Net cash provided by (used in) operating activities	485,208	(187,344)	1,047,747

Cash Flows From Investing Activities:

Proceeds from the sale of equipment	3,480	33,193	---
Purchases of patents, property and equipment	(233,190)	(625,580)	(459,043)

Net cash used in investing activities	(229,710)	(592,387)	(459,043)

Cash Flows From Financing Activities:

Principal payments on lease obligations	(37,160)	(37,049)	(8,915)
Redemption of debentures	---	(160,247)	(112,761)
Bond issuance costs	---	---	(502,024)
Net borrowings on note payable to bank	(34,404)	791,334	---
Checks issued in excess of bank balance	(104,752)	104,752	---

Net cash provided by (used in) financing activities	(176,316)	698,790	(623,700)

Increase (decrease) in cash	79,182	(80,941)	(34,996)

Cash at beginning of year	---	80,941	115,937

Cash at end of year	$ 79,182	$ ---	$ 80,941

See accompanying notes to consolidated financial statements.

THERMWOOD CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

General:

The consolidated financial statements include the accounts of Thermwood Corporation and its wholly-owned subsidiaries, Thermwood Europe Limited, a United Kingdom company, CNC Carolina, Inc., a dealer in North Carolina, and Thermwood Capital Corporation, a leasing company (together, the "Company" or "Thermwood"). There was no revenue generated in 2001, 2000 or 1999 from Thermwood Capital Corporation.

Thermwood operates within a single industry called industrial automation equipment and manufactures high technology machining systems. The Company sells its products primarily through the assistance of dealer networks established throughout the United States and Europe. One dealer accounted for approximately 12% of the Company's business in fiscal 2001; however, no customer accounted for more than 10% of sales in fiscal 2001, 2000 or 1999. The loss of any large dealer could have a material adverse effect on the Company's business.

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

Revenues and Warranties:

The manufacturing process may extend over several months and advance cash deposits are normally required from customers. Sales are recorded when machines are accepted by the customer and shipped. Technical services revenues are recognized when the related services are completed. Estimated costs of product warranties are charged to cost of sales at the time of sale. Revenues on long-term upgrade and extended warranty agreements are recognized ratably over the life of the related agreement.

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

Buildings and improvements 10 to 30 years

Furniture and equipment 3 to 10 years

Depreciation expense for 2001, 2000 and 1999 was $467,201, $458,236 and $414,746, respectively.

Patents

The cost of patents is amortized straight line over the estimated useful lives of the respective assets, ranging from 10 to 17 years.

Research and Development:

Research and development costs are expensed as incurred. Expenditures for research and development were approximately $633,000, $685,000 and $570,000 during 2001, 2000 and 1999, respectively.

Customer Deposits:

Customer deposits are recorded as a current liability with no offset against costs incurred on work-in-process. As of July 31,2001 and 2000, substantially all of the deposits had no incurred work-in-process cost.

Earnings Per Share:

Earnings per share for each of the three years ended July 31 were determined as follows:

	2001		2000		1999
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:

Earnings (loss) before extraordinary loss	($858,624)	($858,624)	$447,090	$447,090	$672,074	$672,074

Add interest expense on convertible debentures	---	---	---	13,200	---	13,830

Add amortization of discount on debentures and issuance costs	---	---	---	2,476	---	2,490

Income tax effects of earnings adjustments	---	---	---	(6,270)	---	(6,528)

Earnings (loss) available to common shareholders	(858,624)	(858,624)	447,090	456,496	672,074	681,866

Extraordinary loss, net of tax benefit	---	---	(39,140)	(39,140)	(34,161)	(34,161)

Net earnings (loss) available to common shareholders	($858,624)	($858,624)	$407,950	$417,356	$637,913	$647,705

Weighted-average shares:

Outstanding	985,045	985,045	985,045	985,045	1,290,521	1,290,521

Incremental shares related to dilutive stock options	---	---	---	1,082	---	9,300

Incremental shares related to convertible bonds	---	---	---	22,000	---	22,000

Total weighted-average shares	985,045	985,045	985,045	1,008,127	1,290,521	1,321,821

Earnings per share:

Earnings (loss) available to common shareholders	($.087)	($.087)	$0.45	$0.45	$0.52	$0.52

Extraordinary loss, net of income taxes	---	---	(.04)	(.04)	(.03)	(.03)

Net earnings (loss)	($.087)	($.087)	$0.41	$0.41	$0.49	$0.49

In 2001, 22,000 shares related to convertible bonds were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. In 2001, 2000 and 1999, 229,600 options, 230,518 options and 201,300 options, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

NOTE B -- INVENTORIES:

Inventories at July 31 consist of:

	2001	2000

Finished goods	$ 707,681	$ 713,197
Work-in-process	1,004,828	892,375
Raw materials	3,781,848	4,986,889

	$ 5,494,357	$ 6,592,461

NOTE C -- LEASES:

The Company leases equipment under a capital lease which expires in fiscal 2002. The Company also has several noncancelable operating leases, primarily for office equipment, that expire over the next 5 years. Amounts included in property and equipment at July 31, 2001 and 2000 relating to capital leases are as follows:

	2001	2000

Furniture and equipment	$ 110,245	$ 110,245
Less accumulated amortization	(73,497)	(39,811)

	$ 36,503	$ 70,434

Future minimum lease payments as of July 31, 2001 are as follows:

	Capital	Operating
Years ending July 31:	Leases	Leases

2002	$ 37,994	$ 138,000
2003	---	123,500
2004	---	123,500
2005	---	123,500
2006	---	123,500

Total minimum lease payments	$ 37,994	$ 632,000
Less amounts representing interest at an interest rate of 8%
	(4,678)
	$ 33,316

Total operating lease expense for 2001 was $160,000, and $127,000 for 2000 and 1999.

NOTE D -- NOTE PAYABLE TO BANK:

At July 31, 2001, $2,953,250 was outstanding under the Company's $5,000,000 line of credit. The line of credit bears interest payable monthly at the bank's money market prime rate plus .5% (7.25% at July 31, 2001). The line is secured by the tangible assets of the Company and expires in January 2002. Management expects to renew the line under terms similar to the existing agreement.

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

During fiscal year ended July 31, 1999 holders tendered $71,000 of the debentures for conversion into 14,200 common shares. During fiscal 2001 and 2000, no debentures were tendered for conversion. At July 31, 2001, there were $110,000 in principal of these debentures outstanding.

In April 1999, the Company acquired an aggregate of 460,264 shares of its Common Stock from Company shareholders in exchange for 12% subordinated debentures payable in 2014 in the aggregate principal amount of $5,062,882. The subordinated debentures were discounted using an effective interest rate of 22% resulting in a net increase in bonds payable of $2,855,334. In July 1999, the Company repurchased debentures with a face value of $147,400 at a cost of $112,761. This transaction resulted in an extraordinary loss of $34,161, net of the related tax benefit of $11,000. In fiscal 2000 the Company repurchased debentures with a face value of $204,000 at a cost of $160,247. These transactions resulted in an extraordinary loss of $39,140, net of the related tax benefit of $23,000. The Company repurchased no debentures in fiscal 2001.

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

	2001	2000	1999

Net Earnings (loss)
As Reported	($858,624)	$407,950	$637,913
Pro Forma	(858,624)	324,975	637,913

Basic Earnings Per Share
As Reported	($0.87)	$0.41	$0.49
Pro Forma	(0.87)	0.33	0.49

Diluted Earnings Per Share
As Reported	(0.87)	0.41	0.49
Pro Forma	(0.87)	0.33	0.49

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 2000 : no dividend yield; expected volatility of 37 percent; risk-free interest rate of 6 percent; and expected lives of ten years for all options. No options were granted in fiscal years 2001 and 1999.

The Company reserved 80,000 shares of Common Stock for issuance under the qualified plan. Options to purchase 71,600 of the shares have been granted, including options for 21,000 shares granted in fiscal 2000. None of these options were exercised during fiscal 2001 and options for 2,000 shares expired. As of July 31, 2001, options for 69,600 shares were exercisable, the range of exercise prices for these options was $6.50 to $8.32. At July 31, 2001, the weighted-average exercise price of options was $7.73 and the weighted-average remaining contractual life was 5.3 years. These options vest at the date of grant and must be exercised within ten years of the grant date.

The nonqualified plan provides for the issuance of options to purchase up to 70,000 shares of Common Stock of which options to purchase 40,000 shares were outstanding and exercisable as of July 31, 2001. The range of exercise prices for these options was $5.625 to $10.00. No options were granted under this plan in 2001, 2000 or 1999. At July 31, 2001, the weighted-average exercise price of options was $6.72 and the weighted-average remaining contractual life was 5 years. These options vest at the date of grant and must be exercised within ten years of the grant date.

Options to purchase an additional 120,000 shares are held by the Company's president. These options extend through October 18, 2005, are fully vested and permit the purchase of 60,000 shares at $15.00 per share and 60,000 shares at $30.00 per share.

A summary of Common Stock options for the years ended July 31 follows:

	2001		2000		1999
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	231,600	$ 15.23	210,600	$ 16.10	214,600	$15.96

Granted	---	---	21,000	6.50	---	---

Canceled/expired	2,000	9.69	---	---	4,000	8.44

Exercised	---	---	---	---		---
					---
Outstanding at end of year	229,600	$ 15.28	231,600	$ 15.23	210,600	$ 16.10

Exercisable at end of year	229,600		231,600		210,600
Weighted average fair value of
options granted during the year		$ ---		$3.95		$ ---

NOTE G -- RELATED PARTY TRANSACTIONS:

Director and shareholder - A director and shareholder is a partner in the law firm retained as the Company's outside counsel. Total expenses for legal services from the firm were $152,000, $204,000 and $183,000 for 2001, 2000 and 1999, respectively. The Company had accounts payable of $32,619, and $31,515 at July 31, 2000, and 1999 respectively, relating to such legal services. There were no legal expenses payable to the firm at July 31, 2001.

President and secretary - The president and secretary of the Company, who are husband and wife and are also directors of the Company, are the owners of a dealership which leases office space from and sells equipment for the Company. The Company primarily sells its machines directly to the purchaser within this dealer's region; however, sales may also be made directly to the dealer who in turn sells the machines to the purchaser. The agreement between the Company and the dealer is a standard agreement similar to other dealer agreements entered into by the Company. Rent income from the dealership was $2,400 for 2001, 2000 and 1999. Sales commissions of $304,796, $697,901 and $669,125 were paid to the dealership during 2001, 2000 and 1999, respectively, for assisting in effecting sales.

NOTE H -- INCOME TAXES:

Income taxes for the years ended July 31 were allocated as follows:

	2001	2000	1999

Earnings (loss) before extraordinary loss	$ (194,314)	$ 553,000	$ 206,000
Extraordinary loss	---	(23,000)	(11,000)

Total income tax expense (benefit)	$ (194,314)	$ 530,000	$ 195,000

Income taxes for the years ended July 31 consist of:

	2001	2000	1999
Federal:
Current expense (benefit)	$ (219,314)	$ 308,000	$ 240,000
Deferred expense (benefit)	51,000	151,000	(80,000)

	(168,314)	459,000	160,000

State:
Current expense (benefit)	(30,000)	58,000	42,000
Deferred expense (benefit)	4,000	13,000	(7,000)

	(26,000)	71,000	35,000

Total income tax expense (benefit)	$ (194,314)	$ 530,000	$ 195,000
A reconciliation of expected income taxes using an effective combined state and federal income tax rate of 37% and actual income taxes for the years ended July 31 follows:

	2001	2000	1999

Earnings (loss) before income taxes	$ (1,052,938)	$ 1,000,090	$ 878,074

Expected income tax expense (benefit)	$ (390,000)	$ 370,000	$ 325,000
Bond discount amortization	51,000	83,000	12,000
Losses of foreign subsidiary	150,000	90,000	83,000
Extraordinary loss	---	(23,000)	(11,000)
Utilization of loss carryforwards	---	---	(170,000)
Other	(5,314)	10,000	(44,000)

Total actual income tax expense (benefit)	$ (194,314)	$ 530,000)	$ 195,000

The tax effects of significant temporary differences represented by deferred tax assets and deferred tax liabilities at July 31 are as follows:

	2001	2000	1999
Deferred tax assets attributable to:

Property and equipment	$ 344,000	$ 253,000	$ 318,000
Accounts receivable	19,000	41,000	25,000
Inventory valuation	96,000	284,000	300,000
Warranty reserves	107,000	125,000	122,000
Tax credit carryforwards	140,000	---	174,000
Contributions	34,000	34,000	---
Other	21,000	79,000	41,000

Net deferred tax assets	$ 761,000	$ 816,000	$ 980,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences at July 31, 2001.

NOTE I -- ADDITIONAL INFORMATION:

Other accrued liabilities at July 31 consist of:

	2001	2000
Property taxes	$ 54,214	$ 89,071
Accrued warranties	289,117	300,463
Other	271,794	366,253
	$ 615,125	$ 755,787

Cash Flow Information:

The Company paid cash for interest in the amount of $1,062,860, $787,781 and $320,913 during 2001, 2000 and 1999, respectively. The Company paid cash for income taxes in the amount of $222,000, $195,000 and $371,675 during 2001, 2000 and 1999, respectively.

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

Pension expense for fiscal years 2001, 2000 and 1999 amounted to $70,738, $60,695 and $54,844, respectively. The Company also has a management profit sharing plan. Profit sharing expense amounted to $766,263, $1,215,681 and $739,354 for fiscal 2001, 2000 and 1999, respectively.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

The note payable approximates fair value because the interest rate fluctuates with prime. The Company's debentures are not actively traded. However, management believes the fair value of the debentures at July 31, 2001 and 2000, approximates the recorded value, as the effective interest rate approximates the current estimated market rate of interest.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

2001

($'s in Millions)	Machining Products Division	Technical Services Division	Thermwood Europe Ltd.	Total
Net sales	$14.4	$6.2	$1.8	$22.4
Operating income	(.9)	.2	.7	---
Interest expense	.8	.3	---	1.1
Depreciation and amortization	.5	.2	---	.7
Income tax expense	(.14)	(.06)	---	(.2)

Total assets	8.1	3.5	.6	12.2

Capital expenditures	.2	---	---	.2

2000

($'s in Millions)	Machining Products Division	Technical Services Division	Thermwood Europe Ltd.	Total
Net sales	$17.9	$6.1	$2.0	$26.0
Operating income	.5	1.7	(.2)	2.0
Interest expense	.7	.2	.1	1.0
Depreciation and amortization	.5	.2	---	.7
Income tax expense	.4	.2	---	.6

Total assets	9.8	2.5	1.0	13.3

Capital expenditures	.6	---	---	.6

1999

($'s in Millions)	Machining Products Division	Technical Services Division	Thermwood Europe Ltd.	Total
Net sales	$15.1	$5.2	$1.7	$22.0
Operating income	.8	.5	(.2)	1.1
Interest expense	.2	.1	.1	.4
Depreciation and amortization	.4	.1	0.5
Income tax expense	.2	0	0.2

Total assets	8.1	2.9	1.0	12.0

Capital expenditures	.5	---	---	.5

Quarterly Financial Information (Unaudited)

Thermwood Corporation and Subsidiaries

		In thousands, except per share data

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

2001
	Net sales	$5,705	5,973	4,953	5,741	22,372
	Gross profit	2,056	2,053	1,528	2,085	7,722
	Operating income (loss)	390	103	(478)	9	24
	Net earnings (loss)	5	(36)	(534)	(294)	(859)
	Loss per share
	Basic	.01	(.04)	(.54)	(.30)	(.87)
	Diluted	.01	(.04)	(.54)	(.30)	(.87)

	Inventories	6,212	5,594	5,958	5,494

2000
	Net sales	$6,283	6,236	6,953	6,496	25,968
	Gross profit	2,661	2,368	2,349	2,780	10,158
	Operating income	736	454	478	347	2,015
	Net earnings (loss)	288	192	74	(146)	408
	Earnings (loss) per share
	Basic	.29	.19	.08	(.15)	.41
	Diluted	.29	.19	.08	(.15)	.41

	Inventories	5,846	6,273	5,836	6,592

During the Company's annual physical inventory during the fourth quarter of fiscal 2001, certain labor and overhead costs were identified in inventory which related to inventory which was sold to customers in previous quarters. Gross profit and operating income for the quarters ended October 31, 2000, January 31, 2001, and April 30, 2000 have been decreased from amounts previously reported by the Company on Forms 10-QSB by $39,000, $93,000 and $155,000, respectively, net earnings for the quarters ended October 31, 2000, January 31, 2001, and April 30, 2000 have been decreased from amounts previously reported by the Company on Forms 10-QSB by $23,000, $56,000, and $93,000, respectively, and inventories as of October 31, 2000, January 31, 2001, and April 30, 2001 have decreased by $39,000, $132,000, and $287,000, respectively, as a result of these losses.